Form 10-K
period 1996-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1997-03-31
CIK 1021179

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                       COMMISSION FILE NUMBER: 333-10495

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MARYLAND                              52-1998335
  (State or other jurisdiction of                 (I.R.S. Employer
   Incorporation or organization)                Identification No.)

                            8401 CONNECTICUT AVENUE
                          CHEVY CHASE, MARYLAND 20815
               (Address of principal executive office) (Zip Code)

                                 (301) 986-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                  Name of each exchange on which registered
-----------------------------------  -----------------------------------------
10-3/8% Noncumulative Exchangeable   New York Stock Exchange, Inc.
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
               N/A
-------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

The number of shares outstanding of the registrant's sole class of common stock is 100 shares, $1 par value, as of January 31, 1997.
--------------------------------------------------------------------------------

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------

                               TABLE OF CONTENTS
                               -----------------


PART I                                                         PAGE
                                                               ----

ITEM 1. BUSINESS.............................................     1
General......................................................     1
Description of Common Stock..................................     1
 Dividends...................................................     1
 Voting Rights...............................................     2
 Rights Upon Liquidation.....................................     2
Description of Series A Preferred Shares.....................     2
 General.....................................................     2
 Dividends...................................................     2
 Automatic Exchange..........................................     3
 Voting Rights...............................................     4
 Redemption..................................................     5
 Rights Upon Liquidation.....................................     6
 Restrictions on Ownership and Transfer......................     7
Dividend Policy..............................................     8
The Bank.....................................................     8
The Advisor..................................................     9
Mortgage Assets..............................................    10
  Loan Portfolio Composition.................................    10
  Investment Policy..........................................    11
  Credit Risk Management Policies............................    12
  Delinquencies..............................................    12
  Geographic Distribution....................................    13
Servicing....................................................    13
Capital and Leverage Policies................................    14
Employees....................................................    14
Competition..................................................    14
Environmental Matters........................................    14
Tax Status of the Company....................................    15
ITEM 2. PROPERTIES...........................................    15
ITEM 3. LEGAL PROCEEDINGS....................................    15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    15

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.................................  16
 Common Stock...............................................  16
 Preferred Stock............................................  16
ITEM 6. SELECTED FINANCIAL DATA.............................  17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................  18
 Financial Condition........................................  18
  General...................................................  18
  Residential Mortgage Loans................................  18
  Allowance for Loan Losses.................................  18
  Interest Rate Risk........................................  18
  Significant Concentration of Credit Risk..................  19
  Liquidity and Capital Resources...........................  19
 Results of Operations......................................  20
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........  F-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
   ON ACCOUNTING AND FINANCIAL DISCLOSURE...................  21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  21
 Directors and Executive Officers...........................  21
 Audit Committee............................................  23
 Section 16(a) Beneficial Ownership Reporting Compliance....  23
ITEM 11. EXECUTIVE COMPENSATION.............................  23
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..............................  23
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  24

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K................................  25

                                     PART I


ITEM 1. BUSINESS


GENERAL

Chevy Chase Preferred Capital Corporation (the "Company") is a newly formed Maryland corporation incorporated on August 20, 1996, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage Assets"). The Company will elect to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Company was formed by the Bank to provide the Bank with a cost-effective means of raising capital.

On November 5, 1996, the Company was initially capitalized by the issuance to the Bank of 100 shares of Common Stock. On December 3, 1996, the Company commenced its operations upon the closing of the initial public offering (the "Offering") of 3,000,000 shares of the Company's 10-3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The net proceeds to the Company from the sale of the Series A Preferred Shares were $144.0 million. Simultaneous with the consummation of the Offering, the Bank made capital contributions to the Company with respect to its Common Stock in the amount of $150.0 million, plus an additional $6.0 million representing the underwriting discount and the expenses of the Offering.

The Company used the aggregate net proceeds of $300.0 million received in connection with both the Offering and the capital contributions by the Bank to purchase from the Bank the Company's initial portfolio of Mortgage Assets, comprised entirely of residential mortgage loans, at their estimated fair value of approximately $300.0 million. Such loans were recorded in the accompanying financial statements at the Bank's historical cost basis, which approximated their estimated fair values.


DESCRIPTION OF COMMON STOCK

DIVIDENDS. Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore, provided that, if the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividends or other distributions (including balancing distributions, redemptions and purchases) with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders. See "Tax Status of the Company."

VOTING RIGHTS. Subject to the rights, if any, of the holders of any class or series of Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share. All of the issued and outstanding shares of Common Stock are currently held by the Bank.

RIGHTS UPON LIQUIDATION. In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.


DESCRIPTION OF SERIES A PREFERRED SHARES

GENERAL. The Series A Preferred Shares form a series of the preferred stock of the Company (the "Preferred Stock"), which Preferred Stock may be issued from time to time in one or more series with such rights, preferences and limitations as are determined by the Company's Board of Directors.

The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the capital stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are not subject to any sinking fund or other obligation of the Company for their repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined below) upon the occurrence of the Exchange Event (as defined below).

The transfer agent, registrar and dividend disbursement agent for the Preferred Stock is Norwest Bank Minnesota, N.A. The registrar for shares of Preferred Stock will send notices to shareholders of any meetings at which holders of the Preferred Stock have the right to elect directors of the Company.

DIVIDENDS. Holders of Series A Preferred Shares are entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available therefore, cash dividends at the rate of 10-3/8% per annum of the liquidation preference (equivalent to $5.1875 per share per annum). If declared, dividends on the Series A Preferred Shares shall be payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, at such annual rate, commencing on January 15, 1997. Dividends in each quarterly period will accrue from the first day of such period, whether or not declared or paid for the prior quarterly period. Each declared dividend shall be payable to holders of record as they appear at the close of business on the stock register of the Company on such record dates, not exceeding 45 days preceding the payment dates thereof, as shall be fixed by the Board of Directors of the Company.

The right of holders of Series A Preferred Shares to receive dividends is noncumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series A Preferred Shares for a quarterly dividend period, then holders of the Series A Preferred Shares will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A Preferred Shares or the Common Stock. If the Company fails to pay or declare and set aside for payment a quarterly dividend on the Series A Preferred Shares, holders of the Preferred Stock of the Company, including the Series A Preferred Shares, will be entitled to elect two directors.

If full dividends on the Series A Preferred Shares for any dividend period shall not have been declared and paid, or declared and a sum sufficient for the payment thereof shall not have been set apart for such payments, no dividends shall be declared or paid or set aside for payment and no other distribution shall be declared or made or set aside for payment upon the Common Stock or any other capital stock of the Company ranking junior to or on a parity with the Series A Preferred Shares as to dividends or amounts upon liquidation, nor shall any Common Stock or any other capital stock of the Company ranking junior to or on a parity with the Series A Preferred Shares as to dividends or amounts upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any monies to be paid to or made available for a sinking fund for the redemption of any such stock) by the Company (except by conversion into or exchange for other capital stock of the Company ranking junior to the Series A Preferred Shares as to dividends and amounts upon liquidation), until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period.

When dividends are not paid in full (or a sum sufficient for such full payment is not set apart) upon the Series A Preferred Shares and the shares of any other series of capital stock ranking on a parity as to dividends with the Series A Preferred Shares, all dividends declared upon the Series A Preferred Shares and any other series of capital stock ranking on a parity as to dividends with the Series A Preferred Shares shall be declared pro rata so that the amount of dividends declared per share on the Series A Preferred Shares and such other series of capital stock shall in all cases bear to each other the same ratio that full dividends, for the then-current dividend period, per share on the Series A Preferred Shares (which shall not include any accumulation in respect of unpaid dividends for prior dividend periods) and full dividends, including required or permitted accumulations, if any, on such other series of capital stock bear to each other.

AUTOMATIC EXCHANGE. Each Series A Preferred Share will be exchanged automatically for one newly issued Series B preferred share of the Bank (the "Bank Preferred Share") if the appropriate federal regulatory agency directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized," anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares shall be unconditionally obligated to surrender to the Bank the certificates representing each Series A Preferred Share of such holder, and the Bank shall be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share (the "Automatic Exchange"). Any Series A Preferred Shares purchased or redeemed by the Company prior to the Time of Exchange (as defined below) shall not be deemed outstanding and shall not be subject to the Automatic Exchange.

The Automatic Exchange shall occur as of 8:00 a.m. Eastern Time on the date for such exchange set forth in the Directive, or, if such date is not set forth in the Directive, as of 8:00 a.m. on the earliest possible date such exchange could occur consistent with the Directive (the "Time of Exchange"), as evidenced by the issuance by the Bank of a press release prior to such time. As of the Time of Exchange, all of the Series A Preferred Shares will be deemed cancelled without any further action by the Company, all rights of the holders of Series A Preferred Shares as stockholders of the Company will cease, and such persons shall thereupon and thereafter be deemed to be and shall be for all purposes the holders of Bank Preferred Shares. The Company will mail notice of the occurrence of the Exchange Event to each holder of Series A Preferred Shares within 30 days of such event, and the Bank will deliver to each such holder certificates for Bank Preferred Shares upon surrender of certificates for Series A Preferred Shares. Until such replacement stock certificates are delivered (or in the event such replacement certificates are not delivered), certificates previously representing Series A Preferred Shares shall be deemed for all purposes to represent Bank Preferred Shares. Once the Directive is issued, no action will be required to be taken by holders of Series A Preferred Shares, by the Bank or by the Company in order to effect the Automatic Exchange as of the Time of Exchange.

Absent the occurrence of the Exchange Event, no shares of Bank Preferred Shares will be issued. Upon the occurrence of the Exchange Event, the Bank Preferred Shares to be issued as part of the Automatic Exchange would constitute a newly issued series of preferred stock of the Bank and would constitute 100% of the issued and outstanding shares of Bank Preferred Shares. Holders of Bank Preferred Shares would have the same dividend rights, liquidation preference, redemption options and other attributes as to the Bank as holders of Series A Preferred Shares have as to the Company, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange. Any accrued and unpaid dividends on the Series A Preferred Shares as of the Time of Exchange would be deemed to be accrued and unpaid dividends on the Bank Preferred Shares. The Bank Preferred Shares would rank pari passu in terms of dividend payment and liquidation preference with any outstanding shares of preferred stock of the Bank. The Bank Preferred Shares will not be registered with the Securities and Exchange Commission (the "SEC") and will be offered pursuant to an exemption from registration under Section 3(a)(5) of the Securities Act of 1933, as amended (the "Securities Act"). The Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Absent the occurrence of the Exchange Event, however, the Bank will not issue any Bank Preferred Shares, although the Bank will be able to issue preferred stock in series other than that of the Bank Preferred Shares. There can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

Holders of Series A Preferred Shares cannot exchange their Series A Preferred Shares for Bank Preferred Shares voluntarily. In addition, absent the occurrence of the Automatic Exchange, holders of Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to any security of the Bank, such rights as are conferred by the Series A Preferred Shares exist solely as to the Company.

VOTING RIGHTS. Except as expressly required by applicable law, or except as indicated below, the holders of the Series A Preferred Shares will not be entitled to vote. In the event the holders of Series A Preferred Shares are entitled to vote as indicated below, each Series A Preferred Share will be entitled to one vote on matters on which holders of the Series A Preferred Shares are entitled to vote.

If at the time of any annual meeting of the Company's stockholders for the election of directors the Company has failed to pay or declare and set aside for payment a quarterly dividend during any of the four preceding quarterly dividend periods on any series of Preferred Stock of the Company, including the Series A Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two (if not already increased by two due to a default in preference dividends), and the holders of the Series A Preferred Shares, voting together with the holders of all other series of Preferred Stock as a single class, will be entitled to elect such two additional directors to serve on the Company's Board of Directors at each such annual meeting. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares.

The affirmative vote or consent of the holders of at least 67% of the outstanding shares of each series of Preferred Stock of the Company, including the Series A Preferred Shares, will be required (a) to create any class or series of stock which shall, as to dividends or distribution of assets, rank prior to or on a parity with any outstanding series of Preferred Stock of the Company other than a series which shall not have any right to object to such creation or (b) alter or change the provisions of the Company's Articles of Incorporation (including the Articles Supplementary establishing the Series A Preferred Shares) so as to adversely affect the voting powers, preferences or special rights of the holders of a series of Preferred Stock of the Company; provided that if such amendment shall not adversely affect all series of Preferred Stock of the Company, such amendment need only be approved by at least 67% of the holders of shares of all series of Preferred Stock adversely affected thereby.

REDEMPTION. The Series A Preferred Shares will not be redeemable prior to January 15, 2007 (except upon the occurrence of a Tax Event, as defined below). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time or from time to time on not less than 30 nor more than 60 days' notice by mail, at the following redemption prices (expressed as a percentage of the $50.00 per share liquidation preference), if redeemed during the 12-month period beginning January 15 of the years indicated below, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon:

           Year                                             Redemption Price
           ----                                             ----------------
           2007..........................................      105.187%
           2008..........................................      104.150%
           2009..........................................      103.112%
           2010..........................................      102.075%
           2011..........................................      101.037%

and thereafter at a redemption price of $50.00 per share, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon.

Any such redemption must comply with the prompt corrective action and capital distribution regulations of the Office of Thrift Supervision ("OTS"), which may prohibit a redemption and will require the OTS' prior written approval. Unless full dividends on the Series A Preferred Shares have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the then-current dividend period, no Series A Preferred Shares shall be redeemed unless all outstanding Series A Preferred Shares are redeemed and the Company shall not purchase or otherwise acquire any Series A Preferred Shares; provided, however, that the Company may purchase or acquire Series A Preferred Shares pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding Series A Preferred Shares.

The Company will also have the right at any time, upon the occurrence of a Tax Event and with the prior written approval of the OTS, to redeem the Series A Preferred Shares, in whole (but not in part) at a redemption price of $50.00 per share, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon. "Tax Event" means the receipt by the Company of an opinion of a nationally recognized law firm experienced in such matters to the effect that, as a result of (i) any amendment to, clarification of, or change (including any announced prospective change) in, the laws or treaties (or any regulations thereunder) of the United States or any political subdivision or taxing authority thereof or therein affecting taxation, (ii) any judicial decision official administrative pronouncement, published or private ruling, regulatory procedure, notice or announcement (including any notice or announcement of intent to adopt such procedures or regulations) ("Administrative Action") or
(iii) any amendment to, clarification of, or change in the official position or the interpretation of such Administrative

Action or any interpretation or pronouncement that provides for a position with respect to such Administrative Action that differs from the theretofore generally accepted position, in each case, by any legislative body, court, governmental authority or regulatory body, irrespective of the manner in which such amendment, clarification or change is made known, which amendment, clarification or change is effective or such pronouncement or decision is announced on or after the date of issuance of the Series A Preferred Shares, there is more than an insubstantial risk that (a) dividends paid or to be paid by the Company with respect to the capital stock of the Company are not, or will not be, fully deductible by the Company for United States Federal income tax purposes or (b) the Company is, or will be, subject to more than a de minimis amount of other taxes, duties or other governmental charges.

RIGHTS UPON LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares at the time outstanding will be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of Common Stock or any other class of stock ranking junior to the Series A Preferred Shares upon liquidation, liquidating distributions in the amount of $50.00 per share, plus the quarterly accrued and unpaid dividend thereon, if any, to the date of liquidation.

After payment of the full amount of the liquidating distributions to which they are entitled, the holders of Series A Preferred Shares will have no right or claim to any of the remaining assets of the Company. In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, the available assets of the Company are insufficient to pay the amount of the liquidation distributions on all outstanding Series A Preferred Shares and the corresponding amounts payable on all shares of other classes or series of capital stock of the Company ranking on a parity with the Series A Preferred Shares in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of the Company, then the holders of the Series A Preferred Shares and such other classes or series of capital stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.

For such purposes, the consolidation or merger of the Company with or into any other entity, or the sale, lease or conveyance of all or substantially all of the property or business of the Company, shall not be deemed to constitute liquidation, dissolution or winding up of the Company.

RESTRICTIONS ON OWNERSHIP AND TRANSFER. The Company's Articles of Incorporation contain certain restrictions on the number of shares of Preferred Stock that individual stockholders may directly or beneficially own. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock. In addition, subject to certain exceptions specified in the Company's Articles of Incorporation, no natural person or entity which is considered to be an individual under Section 542(a)(2) of the Code is permitted to own (including shares deemed to be owned by virtue of the relevant attribution provisions of the Code), more that 1% (the "Ownership Limit") of any issued and outstanding class or series of Preferred Stock. The Board of Directors may (but in no event will be required to), upon receipt of a ruling from the Internal Revenue Service or an opinion of counsel satisfactory to it, raise or waive the Ownership Limit with respect to a holder if such holder's ownership will not then or in the future jeopardize the Company's status as a REIT.

The Articles of Incorporation provide that shares of any class or series of Preferred Stock owned, or deemed to be owned, by, or transferred to a stockholder in excess of the Ownership Limit, or which would otherwise cause the Company to fail to qualify as a REIT (the "Excess Shares"), will automatically be transferred, by operation of law, to a trustee as a trustee of a trust for the exclusive benefit of a charity to be named by the Company as of the day prior to the day the prohibited transfer took place. Any distributions paid prior to the discovery of the prohibited transfer or ownership are to be repaid by the original transferee to the Company and by the Company to the trustee; any vote of the shares while the shares were held by the original transferee prior to the Company's discovery thereof shall be void ab initio and the original transferee shall be deemed to have given its proxy to the trustee. Any unpaid distributions with respect to the original transferee will be rescinded as void ab initio. In liquidation, the original transferee stockholder's ratable share of the Company's assets would be limited to the price paid by the original transferee for the Excess Shares or, if no value was given, the price per share equal to the closing market price on the date of the purported transfer. The trustee of the trust shall promptly sell the shares to any person whose ownership is not prohibited, whereupon the interest of the trust shall terminate. Proceeds of the sale shall be paid to the original transferee up to its purchase price (or, if the original transferee did not purchase the shares, the value on its date of acquisition) and any remaining proceeds shall be paid to a charity to be named by the Company.

The constructive ownership rules of the Code are complex and may cause Preferred Stock owned, directly or indirectly, by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity.
As a result, the acquisition or ownership of less than 1% of a class or series of issued and outstanding Preferred Stock (or the acquisition or ownership of an interest in an entity that owns shares of such series of Preferred Stock) by an individual or entity could cause that individual or entity (or another individual or entity) to own constructively in excess of 1% of such class or series of Preferred Stock, and thus subject such stock to the applicable Ownership Limit. Direct or constructive ownership in excess of the Ownership Limit would cause ownership of the shares in excess of the limit to be transferred to the trustee.

All certificates representing shares of Preferred Stock will bear a legend referring to the restrictions described above.

The Ownership Limit provisions will not be automatically removed even if the REIT rules are changed so as to eliminate any ownership concentration limitation or if the ownership concentration limitation is increased.

The Articles of Incorporation require that any person who beneficially owns 0.5% (or such lower percentage as may be required by the Code or the Treasury Regulations) of the outstanding shares of any class or series of Preferred Stock of the Company must provide certain information to the Company within 30 days of June 30 and December 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information as the Company may request in order to determine the effect, if any, of such stockholder's actual and constructive ownership on the Company's status as a REIT and to ensure compliance with the Ownership Limit.


DIVIDEND POLICY

The Company expects to pay an aggregate amount of dividends each year with respect to its outstanding shares of stock equal to not less than 100% of the Company's "REIT taxable income" for such year (excluding capital gains). The Company anticipates that none of the dividends on the Series A Preferred Shares and no material portion of the dividends on the Common Stock will constitute non-taxable returns of capital. The Company paid a dividend to holders of shares of Common Stock and to holders of Series A Preferred Shares on January 15, 1997. See "Management's Discussion and Analysis - Results of Operations."

Dividends are declared at the discretion of the Board of Directors after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds consist primarily of interest payments received in respect of the Mortgage Assets held by it, and the Company anticipates that most of such assets will bear interest at adjustable rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Risk."


THE BANK

The Bank is a federally chartered and federally insured stock savings bank which at December 31, 1996 was conducting business from 114 full-service offices and 562 automated teller machines ("ATMs") primarily in Maryland, Virginia, and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive office is located in Montgomery County, Maryland, which are both suburban communities of Washington, D.C. The Bank also maintains 22 mortgage loan production offices in the mid-Atlantic region, 21 of which are operated by a wholly owned mortgage banking subsidiary. At December 31, 1996, the Bank had total assets of $6.2 billion, total deposits of $4.2 billion and total stockholders' equity of $344.7 million. Based on total consolidated assets at December 31, 1996, the Bank is the largest bank headquartered in the Washington, D.C. metropolitan area.

Because the Company is a subsidiary of the Bank, federal regulatory authorities will have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% and a core capital (or leverage) ratio of less than 4.0%. At December 31, 1996, the Bank's total risk-based capital ratio was 14.06%, its tier 1 risk-based capital ratio was 7.05% and its core capital (or leverage) ratio was 6.58%.

If the Exchange Event occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares. In all circumstances following the Exchange Event, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations, a resolution of the Bank's board of directors and certain contractual provisions.


THE ADVISOR

On December 3, 1996, the Company entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor") to administer the day-to-day operations of the Company. The Advisor is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management and financing of the Company's Mortgage Assets, and (iii) maintaining the custody of the documents related to the Company's Mortgage Loans (as defined below). The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets.

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 1996, the Advisor and its affiliates owned approximately $1.6 billion of residential mortgage loans, including approximately $300.0 million of the Company's Residential Mortgage Loans (as defined below). In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates also purchase servicing rights on residential mortgage loans. In addition to loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $3.0 billion as of December 31, 1996.

The Advisory Agreement has an initial term of three years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the independent directors. The Advisor is entitled to receive an annual advisory fee equal to $200,000 payable in equal quarterly installments with respect to the advisory and management services provided to the Company. See "Certain Relationships and Related Transactions."

MORTGAGE ASSETS

LOAN PORTFOLIO COMPOSITION. The Company's current portfolio of Mortgage Assets consists of whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans, all of which were acquired from the Bank, as of December 31, 1996 and December 3, 1996 (the date the initial purchase was made).

                                 Residential Mortgage Loan Portfolio
                                -----------------------------------
                                       (Dollars in thousands)

                          At December 31, 1996          At December 3, 1996
                     ----------------------------    --------------------------

                     Aggregate      Percentage by    Aggregate    Percentage by
                     Principal       Aggregate       Principal      Aggregate
Type                  Balance          Balance       Principal       Balance
----                 ---------      -------------    ---------    -------------

Three-Year ARM        $105,412         35.8%         $108,125         36.0%
5/1 ARM                182,414         61.9%          185,262         61.8%
10/1 ARM                 6,678          2.3%            6,691          2.2%
                      --------        -----          --------        -----
     Total            $294,504        100.0%         $300,078        100.0%
                      ========        =====          ========        =====

Principal repayments on the Company's loans during the period from December 3, 1996 through December 31, 1996 were $7.1 million, which were offset by additional purchases of Residential Mortgage Loans of $1.8 million. See "Management's Discussion and Analysis - Financial Condition - Residential Mortgage Loans."

All of the Residential Mortgage Loans included in the Company's portfolio at December 31, 1996 bore interest at adjustable rates. The interest rate on an "adjustable rate mortgage" or an "ARM" adjusts periodically based on an index (such as the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and periodic interest rate adjustment caps. As of December 31, 1996, the interest rates on the Residential Mortgage Loans included in the Company's portfolio ranged from 5.25% per annum to 9.50% per annum and the weighted average interest rate was approximately 7.83% per annum.

The interest rate of each type of ARM product included in the Company's portfolio adjusts at the times (each, a "Rate Adjustment Date") and in the manner described below, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs in the portfolio, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Information set forth below regarding interest rate caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 1996 may be subject to different terms with respect to interest rates.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an adjustable rate Residential Mortgage Loan will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed rate loan for the
remainder of the mortgage term.   If a loan that is an ARM is converted into a
fixed rate loan, the interest rate on the fixed rate loan will be determined at the time of conversion as specified in the mortgage note relating to such loan and will remain fixed at such rate for the remaining term of such loan. All the Residential Mortgage Loans included in the portfolio allow the mortgagor to repay at any time some or all of the outstanding principal balance of the loan without a fee or penalty.

One-Year ARM.  The interest rate with respect to a one-year ARM ("One-Year ARM")
-------------
is fixed at an initial rate for the first twelve monthly payments and adjusts annually thereafter on the date specified in the related mortgage note to a rate equal to the then-current applicable treasury index plus the gross margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease of 2.00%, a lifetime interest rate cap as specified in the related mortgage note and a minimum interest rate no less than the gross margin.

Three-Year ARM.  The interest rate with respect to each three-year ARM ("Three-
---------------
Year ARM") is fixed at an initial rate for the first 36 monthly payments and adjusts every three years thereafter in the same manner as described for the One-Year ARM, except that the treasury index is the weekly average yield on the United States Treasury securities adjusted to a constant maturity of three years.

Five-Year Fixed Rate Loan with Automatic Conversion to One-Year ARM.  The
--------------------------------------------------------------------
interest rate with respect to each five-year fixed rate loan with automatic conversion to a One-Year ARM (a "5/1 ARM") is fixed at an initial rate for the first 60 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap equal to the initial interest rate with respect to such Residential Mortgage Loan plus 6% to 8%. There is no ability to continue at a fixed rate after the first Rate Adjustment Date.

Ten-Year Fixed Rate Loan With Automatic Conversion to One-Year ARM.   The
-------------------------------------------------------------------
interest rate with respect to each ten-year fixed rate loan with automatic conversion to a One-Year ARM (a "10/1 ARM") is fixed at an initial rate for the first 120 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap equal to the initial interest rate with respect to such Residential Mortgage Loan plus 6% to 7%. There is no ability to continue at a fixed rate after the first Rate Adjustment Date.

INVESTMENT POLICY. General.  The Company currently intends to maintain at least
                   -------
95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage securities representing interests in pools of Mortgage Loans ("Mortgage-Backed Securities") and may invest up to 5% in Mortgage Loans secured by commercial real estate properties of multi-family properties ("Commercial Mortgage Loans") or in other assets eligible to be held by a REIT. The Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in "nonaccrual status" are generally loans that are past due 90 days or more in principal or interest, and "classified" loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility.

The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conventional conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal

National Mortgage Association ("FNMA"). The nonconforming Residential Mortgage Loans that the Company purchases will be nonconforming generally because they have original principal balances which exceed the limits for FHLMC or FNMA programs.

Mortgage-Backed Securities.  While no Mortgage-Backed Securities are included in
--------------------------
the current Mortgage Asset portfolio, the Company may from time to time in the future acquire fixed-rate or variable-rate Mortgage-Backed Securities representing interests in pools of Mortgage Loans. A portion of any Mortgage-Backed Securities that the Company may purchase may have been originated by the Bank by exchanging pools of Mortgage Loans for the Mortgage-Backed Securities. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential properties located throughout the United States.

The Company intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only or principal-only Mortgage-Backed Securities.

Commercial Mortgage Loans.  While no Commercial Mortgage Loans are included in
-------------------------
the current portfolio, the Company may from time to time in the future acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed rate loans having shorter maturities than Residential Mortgage Loans.
Commercial Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations.

Other Real Estate Assets.  The Company may invest up to 5% of the total value of
------------------------
its portfolio in assets (other than Residential Mortgage Loans and Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, Mortgage Loans secured by multi-family properties, cash, cash equivalents, securities and shares or interests in other REITs.

CREDIT RISK MANAGEMENT POLICIES. The Company intends that each Mortgage Loan that it acquires in the future will represent a first lien position and will be originated in the ordinary course of the originator's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank dated December 3, 1996 (the "Servicing Agreement"). See "Servicing."

DELINQUENCIES. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee, which is retained by the Servicer. The Bank and the Company follow practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. There were no delinquent Residential Mortgage Loans at December 31, 1996.

GEOGRAPHIC DISTRIBUTION. Substantially all of the Residential Mortgage Loans included in the current loan portfolio are located in Washington D.C., Maryland, and Virginia. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington D.C., Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of the principal and interest on the underlying mortgages. See "Management Discussion and Analysis - Significant Concentration of Credit Risk."


SERVICING

The Residential Mortgage Loans owned by the Company are serviced by the Bank (the "Servicer") pursuant to the terms of the Servicing Agreement. The Servicer receives a fee equal to .375% per annum on the principal balances of the Mortgage Loans serviced. See "Certain Relationships and Related Transactions."

The Servicing Agreement requires the Servicer to service the Company's Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures. The Servicing Agreement requires the Servicer to service these loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of its affiliates. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loans it services. The Servicer also provides accounting and reporting services required by the Company for such loans. The Servicing Agreement requires the Servicer to follow such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that, in the case of Residential Mortgage Loans, no primary mortgage guaranty insurance coverage is adversely affected.

The Servicer is entitled to retain any ancillary fees, including, but not limited to, late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. In addition, the Servicer is entitled to receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by the Servicer.

The Servicer is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Servicer is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any Mortgage Loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan.

The Servicing Agreement can be terminated without cause with at least sixty days notice to the Servicer and payment of a termination fee.

CAPITAL AND LEVERAGE POLICIES

To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income, including capital gains), or a combination of these methods.

At December 31, 1996, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company.

The Company may also issue additional series of Preferred Stock. However, the Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the sum of the aggregate offering price of such additional Preferred Stock and the Company's expenses in connection with the issuance of such additional shares of Preferred Stock. Prior to its issuance of additional shares of Preferred Stock, the Company will take into consideration the Bank's regulatory capital requirements and the cost of raising and maintaining that capital at the time.


EMPLOYEES

The Company has six officers. The executive officers of the Company are described further below under "Directors and Executive Officers." The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates.


COMPETITION

The Company does not anticipate that it will engage in the business of originating Residential Mortgage Loans. It does anticipate that it will purchase Mortgage Assets in addition to those in the current loan portfolio and that all these Mortgage Assets will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets.


ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or waste, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.


TAX STATUS OF THE COMPANY

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1996. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100 percent of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.


ITEM 2.  PROPERTIES

None.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK

There is no established public trading market in the Company's Common stock. As of March 26, 1997, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid by the Company on the Common Stock since the Company's initial capitalization on November 5, 1996. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business -- Dividend Policy."

      1996                              Distributions
      ----                              -------------

      November 5 to December 31         $584,749 /(1)/

------------------------------
(1) On December 16, 1996, the Company declared a cash dividend of $5,847.49 per share of Common Stock to stockholders of record on December 30, 1996. Of the $584,749 that was paid on January 15, 1997, $578,234 of this amount was paid out of retained earnings of the Company and the remaining $6,515 was treated as a return of capital.


PREFERRED STOCK

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP PrA." As of March 26, 1997, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 14 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the period from November 26, 1996, the date upon which trading of such shares commenced, through December 31, 1996. The table also indicates the distributions paid by the Company during this period. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business -- Dividend Policy."


                                                           Price
                                            ---------------------------------
1996                                        High        Low     Distributions
----                                        ---------------------------------

November 26 to December 31                  $52.50     $50.00   $1,253,640/(1)/

------------------------------
(1) On December 16, 1996, the Company declared a cash dividend of $0.41788 per Series A Preferred Share to stockholders of record on December 30, 1996. The dividend was paid on January 15, 1997 out of retained earnings of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Company herein has been derived from the Financial Statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report with respect thereto included elsewhere in this form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included in this form 10-K.


   For the Period From Inception (November 5, 1996) Through December 31, 1996

OPERATING DATA:

 Interest income...........................................   $  1,943,288
 Operating expenses........................................        111,414
 Net income................................................      1,831,874
 Earnings available to common stockholder..................        578,234
 Earnings per common share.................................       5,782.34


DIVIDENDS DECLARED:

 Dividends on common stock.................................   $    584,749
 Dividends on preferred stock..............................      1,253,640

BALANCE SHEET DATA:

 Mortgage loans............................................   $294,504,138
 Total assets..............................................    302,318,288
 Total stockholders' equity................................    299,993,485
 Number of preferred shares outstanding....................      3,000,000
 Number of common shares outstanding.......................            100
 Average yield on residential mortgage loans...............           7.79%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


GENERAL

The Company is a newly formed Maryland corporation created for the purpose of acquiring and holding Mortgage Assets that will generate net income for distribution to stockholders. The Company is organized and intends to qualify as a REIT for Federal income tax purposes.

The Company issued 100 shares of its Common Stock, par value $1.00 per share, to the Bank on November 5, 1996. The Company commenced its operations on December 3, 1996, following the consummation of the Offering of the Company's Series A Preferred Shares, and a simultaneous capital contribution made by the Bank. The net cash proceeds of approximately $300.0 million from the Offering and the capital contribution made by the Bank were used by the Company to purchase from the Bank the Company's initial portfolio of Residential Mortgage Loans at their estimated fair value of approximately $300.0 million.


RESIDENTIAL MORTGAGE LOANS

At December 31, 1996, the Company had $294.5 million invested in Residential Mortgage Loans, which represents a 1.8% decline in the initial amount invested on December 3, 1996, due primarily to principal collections of $7.1 million, which were partially offset by additional Residential Mortgage Loan purchases of $1.8 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At December 31, 1996, there were no delinquent or nonaccrual Residential Mortgage Loans.


ALLOWANCE FOR LOAN LOSSES

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis of whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loan losses. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary.


INTEREST RATE RISK

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Residential Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it more difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. In addition, certain Residential Mortgage Loan products which the Company holds allow borrowers to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined.

Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 1996 and the interest rate on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 141.1% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.


SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry.

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Substantially all of the Company's Residential Mortgage Loans are loans secured by residential real estate properties located in the Washington, D.C. metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.


LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in "Tax Status of the Company."

The Company's principal liquidity need will be to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid. The acquisition of such additional Mortgage Assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements, to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary.

RESULTS OF OPERATIONS

During the period from inception (November 5, 1996) to December 31, 1996, the Company reported net income of $1,831,874.

Interest income on Residential Mortgage Loans totaled $1,940,387, which represents an average yield on such loans of 7.79%. The average loan balance of the Residential Mortgage Loan portfolio for the period was $299.0 million.

Other interest income of $2,901 was recognized on the Company's interest bearing deposits during the period.

Operating expenses totalling $111,414 were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing expenses of $91,413 were based on a servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans at December 31, 1996, pursuant to the Servicing Agreement. See "Business - Servicing." Advisory fees paid to parent for the period ended December 31, 1996 totalled $16,667. See "Business - The Advisor." Directors fees totalled $3,167 and represent compensation to the independent
directors for their services.   See "Executive Compensation."

On December 16, 1996, the Company declared a cash dividend of $0.41788 per share on the outstanding shares of Series A Preferred Shares to stockholders of record. Dividends of $1,253,640 were subsequently paid, out of the retained earnings of the Company, on January 15, 1997.

The Company also declared a cash dividend of $5,847.49 per share of Common Stock, $578,234 of which was out of the retained earnings of the Company and $6,515 of which was treated as a return of capital. The dividend was paid on January 15, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS
                                                                     Page
                                                                    ------

(a)   Report of Independent Public Accountants.....................  F-2

(b)   Statement of Financial Condition at December 31, 1996........  F-3

(c)   Statement of Operations for the Period from Inception
      (November 5, 1996) through December 31, 1996.................  F-4

(d)   Statement of Stockholders' Equity for the Period from
      Inception (November 5, 1996) through December 31, 1996.......  F-5

(e)   Statement of Cash Flows for the Period from Inception
      (November 5, 1996) through December 31, 1996.................  F-6

(f)   Notes to Financial Statements................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of the Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statement of financial condition of the Chevy Chase Preferred Capital Corporation (the "Company," a Maryland Corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the period from Inception (November 5, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the period from Inception (November 5, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Washington, D.C.
March 20, 1997

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                        STATEMENT OF FINANCIAL CONDITION
                        --------------------------------

                                              December 31,
                                                  1996
                                            --------------

                        ASSETS
                        ------
Cash and interest-bearing deposits            $    365,175
Residential mortgage loans                     294,504,138
Accounts receivable from parent                  5,844,149
Accrued interest receivable                      1,604,826
                                              ------------

Total assets                                  $302,318,288
                                              ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Accounts payable to parent                     $    483,080
Accounts payable - others                             3,334
Dividends payable to parent                         584,749
Dividends payable - others                        1,253,640
                                               ------------

Total liabilities                                 2,324,803
                                               ------------

10-3/8% Noncumulative Exchangeable
 Preferred Stock, Series A, $5 par value
 10,000,000 shares authorized, 3,000,000
 shares issued and outstanding
 (liquidation value of $150,000,000 plus
 accrued and unpaid dividends)                   15,000,000
Common stock, $1 par value
 1,000 shares authorized, 100 shares
 issued and outstanding                                 100
Capital contributed in excess of par            284,993,385
Retained earnings                                         -
                                               ------------

Total stockholders' equity                      299,993,485
                                               ------------

Total liabilities and stockholders' equity     $302,318,288
                                               ============

   The Notes to Financial Statements are an integral part of this statement.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                            STATEMENT OF OPERATIONS
                            -----------------------

   FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1996) THROUGH DECEMBER 31, 1996


INTEREST INCOME:
Residential mortgage loans             $1,940,387
Other                                       2,901
                                       ----------

Total interest income                   1,943,288
                                       ----------

OPERATING EXPENSES:
Loan servicing fees paid to parent         91,413
Advisory fees paid to parent               16,667
Directors fees                              3,167
General and administrative                    167
                                       ----------
Total operating expenses                  111,414
                                       ----------

NET INCOME                             $1,831,874
                                       ==========

PREFERRED STOCK DIVIDENDS               1,253,640
                                       ----------

EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                    $  578,234
                                       ==========

EARNINGS PER COMMON SHARE              $ 5,782.34
                                       ==========


   The Notes to Financial Statements are an integral part of this statement.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

   FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1996) THROUGH DECEMBER 31, 1996

                                                           Capital
                                                         Contributed                    Total
                                    Preferred   Common    in Excess      Retained    Stockholders'
                                      Stock     Stock      of Par        Earnings        Equity
                                   -----------  ------  -------------  ------------  --------------

Issuance of Common Stock
 on November 5, 1996               $        -     $100  $        900   $         -    $      1,000

Initial public offering of 10-3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A
 on December 3, 1996                15,000,000       -   129,000,000             -     144,000,000

Capital contribution from
 Common Stockholder
 on December 3, 1996                         -       -   155,999,000             -     155,999,000

Net income                                   -       -             -     1,831,874       1,831,874

Dividends on 10-3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A                   -       -             -    (1,253,640)     (1,253,640)

Dividends on
 Common Stock                                -       -        (6,515)     (578,234)       (584,749)
                                   -----------  ------  ------------   -----------    ------------

Balance, December 31, 1996         $15,000,000    $100  $284,993,385   $       -      $299,993,485
                                   ===========  ======  ============   ===========    ============

   The Notes to Financial Statements are an integral part of this statement.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------

   FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 1996) THROUGH DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $1,831,874

Adjustments to reconcile net income to net cash
 used in operating activities:
  Increase in accounts receivable from parent                    (5,844,149)
  Increase in accrued interest receivable                        (1,604,826)
  Increase in accounts payable to parent                            483,080
  Increase in accounts payable - others                               3,334
                                                               ------------

                  NET CASH USED IN OPERATING ACTIVITIES          (5,130,687)
                                                               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of residential mortgage loans                        (301,637,523)
Repayments of residential mortgage loans                          7,133,385
                                                               ------------

                  NET CASH USED IN INVESTING ACTIVITIES        (294,504,138)
                                                               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                1,000
Net proceeds from issuance of preferred stock                   144,000,000
Capital contribution from common stockholder                    155,999,000
                                                                -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES     300,000,000
                                                                -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           365,175

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         -
                                                                -----------

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1996                  $   365,175
                                                                ===========

   The Notes to Financial Statements are an integral part of this statement.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                               DECEMBER 31, 1996
                               -----------------


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which was incorporated on August 20, 1996 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank.

On November 5, 1996, the Company was initially capitalized with the issuance to the Bank of 100 shares of the Company's common stock (the "Common Stock"), $1.00 par value. On December 3, 1996, the Company commenced its operations upon consummation of an initial public offering of 3,000,000 shares of the Company's 10-3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A
Preferred Shares"), $5.00 par value.   These offerings, together with a separate
capital contribution made by the Bank on December 3, 1996, raised net capital of $300 million. All Common Stock is held by the Bank.

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of approximately $300 million. Such loans were recorded in the accompanying statement of financial condition at the Bank's historical cost basis which approximated their estimated fair values. See Note 7.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES:

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the statement of financial condition and income and expenses for the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   -----------------------------------------
                               DECEMBER 31, 1996
                               -----------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans are carried at the principal amount outstanding. Interest income is accrued and recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had no non-accrual loans at December 31, 1996.

ALLOWANCE FOR LOSSES:

Management periodically reviews the residential mortgage loan portfolio to establish an allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future losses. The allowance for losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

CONCENTRATIONS OF CREDIT:

Substantially all of the Company's residential mortgage loans are located in the metropolitan Washington, D.C. area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers.

ACCOUNTS RECEIVABLE FROM PARENT:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on the 10th day of each month. See Note 6.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   -----------------------------------------
                               DECEMBER 31, 1996
                               -----------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

ACCOUNTS PAYABLE TO PARENT:

Accounts payable to parent represents fees owed to the Bank for managing the operations of the Company and for servicing the Company's residential mortgage loans and expenses paid by the Bank on behalf of the Company. See Note 6.

DIVIDENDS:

Preferred Stock.  Dividends on the Series A Preferred Shares are payable at a
----------------
rate of 10-3/8% per annum of the liquidation preference (an amount equal to $5.1875 per annum per share), if, when and as declared by the Board of Directors of the Company. Dividends are not cumulative and, if declared, are payable quarterly in arrears on the fifteenth day of January, April, July and October.

Common Stock.  The stockholder is entitled to receive dividends when, as and if
-------------
declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

EARNINGS PER COMMON SHARE:

Dividends on preferred stock are deducted from earnings in the computation of earnings per common share when declared by the Company's Board of Directors.

INCOME TAXES:

The Company will elect for Federal income tax purposes to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986 (the "IRC"), as amended. Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes 100% of its REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. During the period ended December 31, 1996, the Company distributed 101.5% of its taxable income. Because the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   -----------------------------------------
                               DECEMBER 31, 1996
                               -----------------

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of three-year adjustable rate mortgages ("ARMs") and five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs. The following shows the residential mortgage loan portfolio by type:

Three-year ARMs     $105,412,171
5/1 ARMs             182,414,336
10/1 ARMs              6,677,631
                    ------------
Total               $294,504,138
                    ============

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.


NOTE 4 - PREFERRED STOCK

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 10-3/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.


NOTE 5 - DIVIDENDS:

As of December 31, 1996, the Company's Board of Directors has declared $1,253,640 of preferred stock dividends out of retained earnings of the Company and $584,749 of common stock dividends, $578,234 of which was out of the retained earnings of the Company and $6,515 of which was treated as a return of capital. Such dividends were paid subsequent to December 31, 1996.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   -----------------------------------------
                               DECEMBER 31, 1996
                               -----------------


NOTE 6 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor"). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of three years commencing on December 3, 1996 and automatically renews for additional one-year periods unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement may be terminated by the Company at any time upon sixty days' prior written notice. The advisory fee is $200,000 per annum payable in equal quarterly installments. Advisory fees for the period ended December 31, 1996 totalled $16,667.

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the actual servicing of the residential mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least sixty days notice to the servicer and payment of a termination fee. The servicing fee rate is 0.375% of the outstanding principal balance of the residential mortgage loans. Servicing fees for the period ended December 31, 1996 totalled $91,413.

The Company has cash balances of $365,175 as of December 31, 1996 held in various deposit accounts with the Bank. Interest earned on these accounts was $2,901 for the period ended December 31, 1996.


NOTE 7 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the Company's fair values, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The following methods and assumptions were used to estimate the fair value amounts at December 31, 1996.

CASH AND INTEREST-BEARING DEPOSITS:  Carrying amount approximates fair value.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   -----------------------------------------
                               DECEMBER 31, 1996
                               -----------------


NOTE 7 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

RESIDENTIAL MORTGAGE LOANS: Fair value of the residential mortgage loans is estimated using discounted cash flow analyses based on contractual repayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount reflected on the statement of financial condition at December 31, 1996 approximates fair value.

OTHER FINANCIAL ASSETS: The carrying amounts of accounts receivable from parent and accrued interest receivable approximate fair value.

FINANCIAL LIABILITIES: The carrying amounts of accounts payable to parent, accounts payable - others, dividends payable to parent and dividends payable - others approximate fair value.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors currently consists of six members, two of whom are not current officers or employees of the Company and are not current directors, officers or employees of the Bank or any of its affiliates (the "Independent Directors"). The Board of Directors met once in 1996 and all of its members attended the meeting. Pursuant to the Articles Supplementary establishing the Series A Preferred Shares, the Independent Directors are required to take into account the interests of both the Series A Preferred Shares and the Common Stock in assessing the benefit to the Company of any proposed action requiring their consent. In considering the interests of the holders of the Series A Preferred Shares, the Independent Directors shall owe the same duties which the Independent Directors owe to holders of Common Stock. The Company currently has six officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company's current directors and/or executive officers, each of whom has served since 1996.

Name                         Age  Position and Offices Held
----                         ---  -------------------------

B. Francis Saul II.........   64  Chairman of the Board, President
                                   and Chief Executive Officer

Alexander R. M. Boyle......   58  Director
Stephen R. Halpin, Jr......   41  Executive Vice President, Chief Financial
                                   Officer, Treasurer and Director

N. Alexander MacColl, Jr...   62  Director
Leslie A. Nicholson........   56  Executive Vice President, General
                                   Counsel and Director

John J. O'Connor III.......   66  Director

The following is a summary of the experience of the executive officers and directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of the B.
F. Saul Company since 1969.  Mr. Saul has also served as the Chairman of the B.
F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 1996, B.
F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. He is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited and a past Chairman of Financial General Bankshares. He also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is a director of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

ALEXANDER R. M. BOYLE has been Vice Chairman of the Board of Directors of the Bank since 1985. Prior to beginning service in this position, Mr. Boyle was the President and a member of the Board of Directors of Government Services Savings and Loan, Inc. from 1975 until its merger with the Bank in 1985. He has served as a director of the U. S. League of Savings Institutions and as chairman of the Maryland League of Financial Institutions. He currently serves as a director of the Association of Financial Services Holding Companies and serves on the Chancellor's Advisory Council of the University of Maryland and is a member of the Rotary Club of Bethesda-Chevy Chase.

STEPHEN R. HALPIN, JR. serves as Executive Vice President and Chief Financial Officer of the Bank. Mr. Halpin is also the Chief Financial Officer for the B.F. Saul Company and the B. F. Saul Real Estate Investment Trust. He is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. In addition, Mr. Halpin is a Trustee for Hospice Caring, Inc. Before joining the Bank in 1983, Mr. Halpin was with a regional accounting firm.

N. ALEXANDER MACCOLL, JR. was a Senior Vice President of the Union Trust Company Loan Production Office from 1982 until 1990 when he retired. He served as Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position at Colonial Bancorp., he served as Second Vice President of the National Bank of Detroit from 1962 until 1977.

LESLIE A. NICHOLSON joined Chevy Chase as Executive Vice President and General Counsel on June 1, 1996. Prior to joining the Bank, Mr. Nicholson had been a partner for twenty four years in the firm of Shaw, Pittman, Potts & Trowbridge in Washington, D.C. where he was a member of its Management Committee and Chairman of its Litigation Department. Mr. Nicholson is a member of the American College of Real Estate Lawyers and the American College of Construction Lawyers, where he served as a National Governor for three years, and a member of the Board of Directors of the Frederick M. Abramson Foundation.

JOHN J. O'CONNOR III has been engaged in the practice of law since 1957. He has been a partner in Bryan Cave LLP since 1988.

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of John J. O'Connor III and N. Alexander MacColl, Jr. The audit committee did not meet in 1996.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the New York Stock Exchange. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1996, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1996.


ITEM 11.  EXECUTIVE COMPENSATION

Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company intends to pay the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. In 1996, each of the Independent Directors earned the $750 fee for attending one Board of Directors meeting.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 1997, the number and percentage of outstanding shares beneficially owned by (i) all persons known by the Company to own more than five percent of the Common Stock; (ii) all persons known by the Company to own more than five percent of the Series A Preferred Shares; (iii) each director of the Company; (iv) each executive officer of the Company; and
(v) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 26, 1997.


NAMES AND ADDRESS OF                AMOUNT OF BENEFICIAL  PERCENT OF CLASS OF
BENEFICIAL OWNER (1)                     OWNERSHIP         OUTSTANDING SHARES
--------------------                --------------------  --------------------
Chevy Chase Bank, F.S.B.                    100           Common -      100%
B. Francis Saul II (2)(3)                     0                           0%
Alexander R. M. Boyle (2)                    50           Preferred - 0.002%
Stephen R. Halpin, Jr. (2)(3)             1,000           Preferred - 0.033%
N. Alexander MacColl, Jr. (2)                 0                           0%
Leslie A. Nicholson (2)(3)                    0                           0%
John J. O'Connor III (2)                      0                           0%
All directors and executive               1,050           Preferred -  .035%
 officers as a group (6 persons)


(1) The address of each beneficial owner is 8401 Connecticut Avenue, Chevy Chase, Maryland 20815.
(2) Indicates a director of the Company.
(3) Indicates an executive officer of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the period ended December 31, 1996 totalled $16,667. See "Business - The Advisor."

The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to parent for the period ended December 31, 1996, totalled $91,413. See "Business - Servicing."

The Company had cash balances of $365,175 as of December 31, 1996 held in various deposit accounts with the Bank. Interest earned on these accounts was $2,901 for the period ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)  The following financial statements of the Company are included in
          Item 8 of this report:

          Report of Independent Public Accountants Statement of Financial
           Condition at December 31, 1996
          Statement of Operations for the period from inception
           (November 5, 1996) through December 31, 1996
          Statement of Stockholders' Equity for the period from inception
           (November 5, 1996) through December 31, 1996
          Statement of Cash Flows for the period from inception
           (November 5, 1996) through December 31, 1996

          Notes to Financial Statements

  (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

  (a)(3)  Exhibits:

  *3.1    Articles of Incorporation of the Company, as amended

   3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form S-11 (file number 333-10495) filed by the company).

  *4.1 Articles Supplementary of 10-3/8% Noncumulative Exchangeable Preferred Stock, Series A.

 *10.1    Residential Mortgage Loan Purchase Agreement

 *10.2    Mortgage Loan Servicing Agreement

 *10.3    Advisory Agreement between the Company and the Bank

 *12.1 Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements

 *27      Financial Data Schedule

 (b) No reports on Form 8-K were issued during the three months ended December 31, 1996

__________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on March 31, 1997.


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)



                    By:  /s/ B. Francis Saul II
                         -----------------------------------------
                         B. Francis Saul II
                         Chairman of the Board of Directors
                         and President and Chief Executive Officer
                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.



March 31, 1997      By:  /s/ Alexander R. M. Boyle
                         -----------------------------------------
                         Alexander R. M. Boyle
                         Director



March 31, 1997      By:  /s/ Joel A. Friedman
                         -----------------------------------------
                         Joel A. Friedman
                         Senior Vice President and
                         Controller
                         (Principal Accounting Officer)



March 31, 1997      By:  /s/ Stephen R. Halpin, Jr.
                         -----------------------------------------
                         Stephen R. Halpin, Jr.
                         Director,
                         Executive Vice President, Treasurer and
                         Chief Financial Officer
                         (Principal Financial Officer)

March 31, 1997      By:  /s/ N. Alexander MacColl, Jr.
                         --------------------------------------
                         N. Alexander MacColl, Jr.
                         Director



March 31, 1997      By:  /s/ Leslie A. Nicholson
                         --------------------------------------
                         Leslie A. Nicholson
                         Director,
                         Executive Vice President and
                         General Counsel



March 31, 1997      By:  /s/ John J. O'Connor III
                         --------------------------------------
                         John J. O'Connor III
                         Director



March 31, 1997      By:  /s/ B. Francis Saul II
                         --------------------------------------
                         B. Francis Saul II
                         Chairman of the Board,
                         President and Chief Executive Officer
                         (Principal Executive Officer)