Form 10-Q
period 1997-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1997-05-15
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended March 31, 1997

                Commission File Number: 333-10495

            CHEVY CHASE PREFERRED CAPITAL CORPORATION
     (Exact name of registrant as specified in its charter)

                 Maryland                          52-1998335
            (State or other jurisdisdiction of  (I.R.S. Employer
            Incorporation or organization      Identification No.)

                     8401 Connecticut Avenue
                   Chevy Chase, Maryland 20815
         (Address of principal executive office) (Zip Code)

                         (301) 986-7000
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock is 100 shares, $1 par value, as of April 30, 1997.

           CHEVY CHASE PREFERRED CAPITAL CORPORATION
           -----------------------------------------
                       TABLE OF CONTENTS
                       -----------------

                PART I - FINANCIAL INFORMATION                          Page


     Item 1.  Financial Statements:
         (a)Statements of Financial Condition at March 31, 1997 and
              December 31, 1996   .......................                 1
         (b)Statement of Operations for the Three Months Ended
              March 31, 1997.............................                 2
         (c)Statement of Stockholders' Equity for the Three Months
              Ended March 31, 1997.......................                 3
         (d)Statement of Cash Flows for the Three Months Ended
              March 31, 1997.............................                 4

         (e)Notes to Financial Statements................                 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........                 7

                  PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .........................                11

     Item 2.  Changes in Securities......................                11

     Item 3.  Defaults Upon Senior Securities............                11

     Item 4.  Submission of Matters to a Vote of Security Holders        11

     Item 5.  Other Information..........................                11

     Item 6.  Exhibits and Reports on Form 8-K ..........                11

           CHEVY CHASE PREFERRED CAPITAL CORPORATION
               STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)


                                              March 31,    December 31,
                                                1997           1996
                                           ------------    ------------
ASSETS

Cash and interest-bearing deposits         $  2,799,370    $    365,175
Residential mortgage loans                  297,322,695     294,504,138
Accounts receivable from parent               3,652,952       5,844,149
Accrued interest receivable                   1,613,672       1,604,826
Other assets                                    500,466               -
                                           ------------    ------------
   Total assets                            $305,889,155    $302,318,288
                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                 $    605,196    $    483,080
Accounts payable - others                             -           3,334
Dividends payable to parent                           -         584,749
Dividends payable - others                    3,890,625       1,253,640
                                           ------------    ------------

   Total liabilities                          4,495,821       2,324,803
                                           ------------    ------------

10 3/8% Noncumulative Exchangeable
 Preferred Stock, Series A, $5 par value,
 10,000,000 shares authorized,
 3,000,000 shares issued and outstanding
 (liquidation value of $150,000,000 plus
 accrued and unpaid dividends)               15,000,000      15,000,000
Common stock, $1 par value,
 1,000 shares authorized, 100 shares
 issued and outstanding                             100             100
Capital contributed in excess of par        284,999,900     284,993,385
Retained earnings                             1,393,334               -
                                           ------------    ------------

   Total stockholders' equity               301,393,334     299,993,485
                                           ------------    ------------
   Total liabilities and
     stockholders' equity                  $305,889,155    $302,318,288
                                           ============    ============

The Notes to Financial Statements are an integral part of these statements.

           CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    STATEMENT OF OPERATIONS
                          (Unaudited)

           For the Three Months Ended March 31, 1997


Interest income:

Residential mortgage loans                 $   5,651,469
Other                                             10,042
                                           -------------

       Total interest income                   5,661,511
                                           -------------
Operating expenses:
Loan servicing fees paid to parent               297,305
Advisory fees paid to parent                      50,000
Directors fees                                     5,000
General and administrative                        25,247
                                           -------------
       Total operating expenses                  377,552
                                           -------------
NET INCOME                                 $   5,283,959
                                           =============

PREFERRED STOCK DIVIDENDS                      3,890,625
                                           -------------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                        $   1,393,334
                                           =============

EARNINGS PER COMMON SHARE                  $   13,933.34
                                           =============












The Notes to Financial Statements are an integral part of these statements.

                                      CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                                     (Unaudited)

                                      For the Three Months Ended March 31, 1997

                                                       Capital
                                                     Contributed                    Total
                               Preferred    Common    in Excess      Retained    Stockholders'
                                 Stock      Stock      of Par        Earnings      Equity
                              -----------   ------   ------------   ----------   -------------
Balance, December 31, 1996    $15,000,000   $  100   $284,993,385   $        -   $299,993,485

Net income                              -        -              -    5,283,959      5,283,959

Capital contribution from
 Common Stockholder                     -        -          6,515            -          6,515

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A              -        -              -   (3,890,625)    (3,890,625)
                              -----------   ------   ------------   ----------   ------------

Balance, March 31, 1997       $15,000,000   $  100   $284,999,900   $1,393,334   $301,393,334
                              ===========   ======   ============   ==========   ============















The Notes to Financial Statements are an integral part of these statements.

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CASH FLOWS
                        (Unaudited)

         For the Three Months Ended March 31, 1997

Cash flows from operating activities:

Net income                                           $   5,283,959
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Decrease in accounts receivable from parent           2,191,197
   Increase in accrued interest receivable                  (8,846)
   Increase in other assets                               (500,466)
   Increase in accounts payable to parent                  122,116
   Decrease in accounts payable - others                    (3,334)
                                                     -------------
   Net cash provided by operating activities             7,084,626
                                                     -------------
Cash flows from investing activities:

Purchases of residential mortgage loans                (17,564,254)
Repayments of residential mortgage loans                14,745,697
                                                     -------------
   Net cash used in investing activities                (2,818,557)
                                                     -------------
Cash flows from financing activities:

Capital contribution from common stockholder                 6,515
Dividends paid on preferred stock                       (1,253,640)
Dividends paid on common stock                            (584,749)
                                                     -------------
   Net cash used in financing activities                (1,831,874)
                                                     -------------
Net increase in cash and cash equivalents                2,434,195

Cash and cash equivalents at beginning of period           365,175
                                                     -------------
Cash and cash equivalents at March 31, 1997          $   2,799,370
                                                     =============



The Notes to Financial Statements are an integral part of these statements.

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
               NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which was incorporated on August 20, 1996 and created for the purpose of acquiring and holding real estate mortgage assets. The Company is a wholly-owned subsidiary of Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank.

On November 5, 1996, the Company was initially capitalized with the issuance to the Bank of 100 shares of the Company's common stock (the "Common Stock"), $1.00 par value. On December 3, 1996, the Company commenced its operations upon consummation of an initial public offering of 3,000,000 shares of the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $5.00 par value. These offerings, together with a separate capital contribution made by the Bank on December 3, 1996, raised net capital of $300 million. All Common Stock is held by the Bank.

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


NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of three-year adjustable rate mortgages ("ARMs") and five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following shows the residential mortgage loan portfolio by type:

   Three-year ARMs   $  102,692,407
   5/1 ARMs             187,328,413
   10/1 ARMs              7,301,875
                     --------------
     Total           $  297,322,695
                     ==============

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
         NOTES TO FINANCIAL STATEMENTS (Continued)
                        (Unaudited)


NOTE 3 - PREFERRED STOCK:

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable prior to January 15, 2007, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.


NOTE 4 - DIVIDENDS:

During the three months ended March 31, 1997, the Company's Board of Directors declared $3,890,625 of preferred stock dividends out of the retained earnings of the Company. These dividends were paid in April 1997.

                          PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


Organization

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

On November 5, 1996, the Company was initially capitalized by the issuance to the Bank of 100 shares of Common Stock. On December 3, 1996, the Company commenced its operations upon the closing of the initial public offering (the "Offering") of 3,000,000 shares of the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The net proceeds to the Company from the sale of the Series A Preferred Shares were $144.0 million. Simultaneous with the consummation of the Offering, the Bank made capital contributions to the Company with respect to its Common Stock in the amount of $150.0 million, plus an additional $6.0 million representing the underwriting discount and the expenses of the Offering.

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

Residential Mortgage Loans

At March 31,1997, the Company had $297.3 million invested in whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $2.8 million increase over the balance at December 31, 1996 resulted from Residential Mortgage Loan purchases of $17.5 million, which were offset by principal collections of $14.7 million. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At March 31, 1997, the Company had one non-accrual loan (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with a principal balance of $220,941.

At March 31, 1997, the Company had two delinquent loans (loans classified as delinquent 30-89 days) with an aggregate principal balance of $413,429 (or 0.14% of loans).

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at March 31, 1997 and the interest rate on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 143.0% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Substantially all of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington,D.C. metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

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

Tax Status of the Company

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1996. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes 100 percent of its annual REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

During the three months ended March 31, 1997, the Company reported net income of $5,283,959.

Interest income on Residential Mortgage Loans totaled $5,651,469, which represents an average yield on such loans of 7.63%. The average loan balance of the Residential Mortgage Loan portfolio for the period was $296.3 million. The company would have recorded an additional $4,902 in interest income had its one non-accrual loan been current in accordance with its original terms.

Interest income of $10,042 was recognized on the Company's interest bearing deposits during the period.

Operating expenses totalling $377,552 were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing expenses of $297,305 were based on an annual servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans. Advisory fees paid to parent for the three months ended March 31, 1997 totalled $50,000. Directors fees totalled $5,000 and represent compensation to the two independent members of the Board of Directors who are not current officers or employees of the Company and are not current directors, officers or employees of the Bank or any of its affiliates. General and administrative expenses consist primarily of the amortization of organizational costs.

On March 18, 1997, the Company declared a cash dividend of $1.296875 per share on the outstanding shares of Series A Preferred Shares to stockholders of record. Dividends of $3,890,625 were subsequently paid, out of the retained earnings of the Company, on April 15, 1997.

                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
   No.   Exhibit

  11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.

  27    Financial Data Schedule

(b) No reports on Form 8-K were issued during the three months ended March 31, 1997.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       (Registrant)




May 14, 1997               By:/s/ Stephen R. Halpin, Jr.
                              --------------------------
                              Stephen R. Halpin, Jr.
                              Director,
                              Executive Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)



May 14, 1997               By:/s/ Joel A. Friedman
                              --------------------
                              Joel A. Friedman
                              Senior Vice President and
                              Controller
                              (Principal Accounting Officer)