Form 10-Q
period 1997-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1997-08-14
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended June 30, 1997

             Commission File Number: 333-10495

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
  (Exact name of registrant as specified in its charter)

                Maryland                        52-1998335
         (State or other jurisdiction         (I.R.S. Employer
         incorporation or organization      Identification No.)

                  8401 Connecticut Avenue
                Chevy Chase, Maryland 20815
    (Address of principal executive office) (Zip Code)

                      (301) 986-7000
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock is 100 shares, $1 par value, as of July 31, 1997.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:                                       Page
         (a)Statements of Financial Condition at June 30, 1997 and        ----
              December 31, 1996...................................         1
         (b)Statements of Operations for the Three Months and
              Six Months Ended June 30, 1997......................         2
         (c)Statement of Stockholders' Equity for the Six Months
              Ended June 30, 1997.................................         3
         (d)Statement of Cash Flows for the Six Months Ended
              June 30, 1997.......................................         4
         (e)Notes to Financial Statements.........................         5


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............         7

     Item 3.  Quantitative and Qualitative Analysis about Market
                 Risk.............................................         11


                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings ..................................         11

     Item 2.  Changes in Securities...............................         11

     Item 3.  Defaults Upon Senior Securities.....................         11

     Item 4.  Submission of Matters to a Vote of Security Holders.         11

     Item 5.  Other Information...................................         11

     Item 6.  Exhibits and Reports on Form 8-K ...................         11

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                       June 30,    December 31,
                                                        1997          1996
ASSETS                                              ------------   ------------

Cash and interest-bearing deposits                  $  4,002,259   $    365,175
Residential mortgage loans (net of allowance for
  losses of $10,659 at June 30, 1997)                297,967,799    294,504,138
Real estate acquired in settlement of loans, net         212,346          -
Accounts receivable from parent                        2,620,622      5,844,149
Accrued interest receivable                            1,714,445      1,604,826
Prepaid expenses                                         486,186          -
                                                    ------------   ------------
   Total assets                                     $307,003,657   $302,318,288
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                          $    151,340   $    483,080
Accounts payable - others                                   -             3,334
Dividends payable to parent                            1,800,000        584,749
Dividends payable - others                             3,890,625      1,253,640
                                                    ------------   ------------

   Total liabilities                                   5,841,965      2,324,803
                                                    ------------   ------------

10 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A, $5 par value 10,000,000 shares
  authorized, 3,000,000 shares issued and
  outstanding (liquidation value of $150,000,000
  plus accrued and unpaid dividends)                $ 15,000,000   $ 15,000,000
Common stock, $1 par value
  1,000 shares authorized, 100 shares
  issued and outstanding                                     100            100
Capital contributed in excess of par                 284,999,900    284,993,385
Retained earnings                                      1,161,692        -
                                                    ------------   ------------

   Total stockholders' equity                        301,161,692    299,993,485
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $307,003,657   $302,318,288
                                                    ============   ============

The Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months       Six Months
                                                  Ended             Ended
                                               June 30, 1997     June 30, 1997
                                               -------------     -------------
Interest income
  Residential mortgage loans                   $   5,813,882     $  11,465,351
  Other                                               32,184            42,226
                                               -------------     -------------

    Total interest income                          5,846,066        11,507,577
  Provision for loan losses                           19,254            19,254
                                               -------------     -------------
    Total interest income after provision
        for loan losses                            5,826,812        11,488,323

Operating expenses
  Loan servicing fees paid to parent                 277,594           574,899
  Advisory fees paid to parent                        50,000           100,000
  Directors fees                                       6,500            11,500
  General and administrative                          33,735            58,982
                                               -------------    --------------

    Total operating expenses                         367,829           745,381
                                               -------------    --------------
NET INCOME                                     $   5,458,983    $   10,742,942
                                               =============    ==============
PREFERRED STOCK DIVIDENDS                          3,890,625         7,781,250
                                               -------------    --------------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                            $   1,568,358    $    2,961,692
                                               =============    ==============
EARNINGS PER COMMON SHARE                      $   15,683.58    $    29,616.92
                                               =============    ==============










The Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                  For the Six Months Ended June 30, 1997


                                                               Capital
                                                             Contributed                     Total
                                  Preferred       Common       in Excess    Retained      Stockholders'
                                    Stock         Stock         of Par      Earnings         Equity

                                 -----------   ---------   -------------   ----------   --------------

Balance, December 31, 1996       $15,000,000   $     100   $ 284,993,385   $         -  $  299,993,485

Net income                                 -           -               -    10,742,942      10,742,942

Capital contribution from
 Common Stockholder                        -           -           6,515             -           6,515

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A                 -           -               -    (7,781,250)      7,781,250)

Dividends on Common Stock                  -           -               -    (1,800,000)     (1,800,000)
                                 -----------   ---------   -------------   ------------   -------------
Balance, June 30, 1997           $15,000,000   $     100   $ 284,999,900   $  1,161,692   $301,161,692
                                 ===========   =========   =============   ============   =============














The Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                     For the Six Months Ended June 30, 1997

Cash flows from operating activities:
Net income                                                  $  10,742,942
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                       19,254
   Decrease in accounts receivable from parent                  3,223,527
   Increase in accrued interest receivable                       (109,619)
   Increase in other assets                                      (486,186)
   Decrease in accounts payable to parent                        (331,740)
   Decrease in accounts payable - others                           (3,334)
                                                            --------------
   Net cash provided by operating activities                   13,054,844
                                                            --------------
Cash flows from investing activities:
 Purchases of residential mortgage loans                      (35,903,553)
 Repayments of residential mortgage loan                       32,208,292
                                                            --------------
   Net cash used in investing activities                       (3,695,261)
                                                            --------------

Cash flows from financing activities:
 Capital contribution from common stockholder                       6,515
 Dividends paid on preferred stock                             (5,144,265)
 Dividends paid on common stock                                  (584,749)
                                                            --------------
   Net cash provided by financing activities                   (5,722,499)
                                                            --------------
Net increase in cash and cash equivalents                       3,637,084

Cash and cash equivalents at beginning of period                  365,175
                                                            --------------
Cash and cash equivalents at June 30, 1997                  $   4,002,259
                                                            ==============
Supplemental disclosures of non-cash activities:
 Loans receivable transferred to real estate acquired in
   settlement of loans                                      $     220,941
                                                            ==============



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


NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs and five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following shows the residential mortgage loan portfolio by type at June 30, 1997:

   One-year ARMs                          $ 12,222,164
   Three-year ARMs                          97,304,109
   5/1 ARMs                                181,204,176
   10/1 ARMs                                 7,248,009
                                          ------------
                                           297,978,458
   Less:
     Allowance for loan losses                  10,659
                                          ------------
     Total                                $297,967,799
                                          ============

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 3 - PREFERRED STOCK

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value per share and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A
Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.


NOTE 4 - DIVIDENDS:

During the three months ended June 30, 1997, the Company's Board of Directors declared $3,890,625 and $1,800,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in July 1997.

                                     PART I

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


Organization

Chevy Chase Preferred Capital Corporation (the "Company") is a newly formed Maryland corporation incorporated on August 20, 1996, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage
Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to Federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Company was formed by the Bank to provide the Bank with a cost-effective means of raising capital.

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

Residential Mortgage Loans

At June 30, 1997, the Company had $297,967,799 invested in whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,463,661 increase over the balance at December 31, 1996, resulted from Residential Mortgage Loan purchases of $35,903,552, which were offset by principal collections of $32,208,292. In addition, the Company transferred one mortgage loan with a book balance of $220,941 to real estate acquired in settlement of loans. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At June 30, 1997, the Company had one non-accrual loan (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with a principal balance of $213,173.

At June 30, 1997, the Company had two delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $224,358 (or .08% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis of whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loan losses. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the three months and six months ended June 30, 1997 is as follows:

                                                   Three Months
                                                  and Six Months
                                                Ended June 30, 1997
                                                -------------------
Balance at beginning of period                  $                 -
Provision for loan losses                                    19,254
Charge-offs                                                  (8,595)
                                                --------------------
Balance at end of period                        $            10,659
                                                ====================

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Residential Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. In addition, certain Residential Mortgage Loan products which the Company holds allow borrowers to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined.

Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 1997 and the interest rate on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 144.3% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with its taxable year ended December 31, 1996. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes 100 percent of its annual REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

During the three months ended June 30, 1997 (the "three-month period") and six months ended June 30, 1997 (the "six-month period"), the Company reported net income of $5,458,983 and $10,742,942, respectively.

Interest income on Residential Mortgage Loans totaled $5,813,882 and $11,465,351 for the three-month and six-month periods, respectively, which represents an average yield on such loans of 7.87% and 7.76%, respectively. The average balance of the Residential Mortgage Loan portfolio for the three-month period was $295,577,912 and for the six-month period was $295,310,825. The Company would have recorded an additional $2,081 and $6,983 in interest income for the three-month and six-month periods, respectively, had its one non-accrual loan been current in accordance with its original terms.

Other  interest  income of $32,184 and $42,226 was  recognized  on the Company's
interest  bearing  deposits  during  the  three-month  and  six-month   periods,
respectively.

Operating expenses totaling $367,829 and $745,381 for the three-month and six-month periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $277,594 and $574,899, for the three-month and six-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement between the Company and the Bank. Advisory fees paid to parent for the three-month and six-month periods totaled $50,000 and $100,000, respectively. Directors fees totaled $6,500 and $11,500, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

On June 17, 1997, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding shares of Series A Preferred Stock. Dividends of $3,890,625 were subsequently paid on July 15, 1997.

The Company also declared, out of the retained earnings of the Company, a cash dividend of $18,000.00 per share of common stock. The $1,800,000 dividend was paid on July 15, 1997.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Exhibit
  No.   Exhibit
  11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report
  27    Financial Data Schedule

(b) No reports on Form 8-K were issued during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




August 14, 1997               By:/s/ Stephen R. Halpin, Jr.
                                 --------------------------
                                 Stephen R. Halpin, Jr.
                                 Director,
                                 Executive Vice President, Treasurer and
                                 Chief Financial Officer
                                 (Principal Financial Officer)



August 14, 1997               By:/s/ Joel A. Friedman
                                 --------------------
                                 Joel A. Friedman
                                 Senior Vice President and
                                 Controller
                                 (Principal Accounting Officer)