Form 10-Q
period 1997-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1997-11-14
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                 COMMISSION FILE NUMBER: 333-10495

             CHEVY CHASE PREFERRED CAPITAL CORPORATION
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                   52-1998335
           (STATE OR OTHER JURISDICT(I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZAIDENTIFICATION NO.)

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S SOLE CLASS OF COMMON STOCK IS 100 SHARES, $1 PAR VALUE, AS OF OCTOBER 31, 1997.

                CHEVY CHASE PREFERRED CAPITAL CORPORATION

                            TABLE OF CONTENTS


                     PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS:                                     PAGE
           (A)STATEMENTS OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997
                AND DECEMBER 31, 1996................................  1
           (B)STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
                NINE MONTHS ENDED SEPTEMBER 30, 1997.................  2
           (C)STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997.............................  3
           (D)STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 1997...............................      4

           (E)NOTES TO FINANCIAL STATEMENTS......................      5


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................      7

      ITEM 3.  QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET
                 RISK                                                 11


                      PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS ................................     11

      ITEM 2.  CHANGES IN SECURITIES.............................     11

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................     11

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

      ITEM 5.  OTHER INFORMATION.................................     11

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................     11

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1997             1996
                                              ----             ----
ASSETS

Cash and interest-bearing deposits $ 3,877,149 $ 365,175 Residential mortgage loans (net of allowance for losses of $29,068
  at september 30, 1997)                  291,331,820     294,504,138
Accounts receivable from parent             9,397,179       5,844,149
Accrued interest receivable                 1,683,399       1,604,826
Prepaid expenses                              463,747           -

   Total assets                        $  306,753,294   $ 302,318,288
                                        =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent             $      156,656  $      483,080
Accounts payable - others                     -                 3,334
Dividends payable to parent                 1,500,000         584,749
Dividends payable - others                  3,890,625       1,253,640
                                       -------------- ---------------

   Total liabilities                        5,547,281       2,324,803
                                       -------------- ---------------

10 3/8%  Noncumulative Exchangeable
 Preferred Stock, series a, $5 par
 value, 10,000,000 shares authorized,
 3,000,000 shares issued and outstanding
 (liquidation value of $50 per share
 plus accrued and unpaid dividends)        15,000,000      15,000,000
Common Stock, $1 par value,
  1,000 shares authorized, 100 shares
  issued and outstanding                          100             100
Capital contributed in excess of par      284,999,900     284,993,385
Retained earnings                           1,206,013          -
                                       --------------  --------------

   Total stockholders' equity          $  301,206,013  $  299,993,485
                                       --------------  --------------
   Total liabilities and
        stockholders' equity           $  306,753,294  $  302,318,288
                                        =============   =============

The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months       Nine Months
                                           Ended             Ended
                                    September 30, 1997 September 30, 1997
Interest income
  Residential mortgage loans            $   5,809,030  $   17,274,381
  Other                                        40,576          82,802
                                       --------------  --------------

     Total interest income                  5,849,606      17,357,183
  Provision for loan losses                    16,033          35,287
                                       --------------  --------------
     Total interest income after
  Provision for loan losses                 5,833,573      17,321,896
                                        -------------    ------------

Operating expenses
  Lloan servicing fees paid to parent         278,019         852,918
  Advisory fees paid to parent                 50,000         150,000
  Directors fees                                7,500          19,000
  General and administrative                   63,108         122,090
                                        -------------   -------------

     Total operating expenses                 398,627       1,144,008
                                        -------------   -------------

NET INCOME                               $  5,434,946    $ 16,177,888
                                         ============    ============

PREFERRED STOCK DIVIDENDS                   3,890,625      11,671,875
                                        -------------   -------------

EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                     $   1,544,321   $   4,506,013
                                        =============   =============

EARNINGS PER COMMON SHARE               $   15,443.21   $   45,060.13
                                        =============   =============










  The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 1997


                                                          Capital
                                                        Contributed                         Total
                           Preferred        common       in excess       Retained        Stockholders'
                             stock           Stock        of par         Earnings           Equity

Balance, December 31, 1996$ 15,000,000  $         100 $ 284,993,385   $            -    $299,993,485

Net income                           -              -             -       16,177,888      16,177,888

Capital contribution from
 common stockholder                  -              -         6,515                -           6,515

Dividends on 103/8%
 Noncumulative Exchangeable
 Preferred Stock, series a           -              -             -      (11,671,875)    (11,671,875)

Dividends on Common Stock            -              -             -       (3,300,000)     (3,300,000)
                           --------------------------------------------------------------------------

Balance, September 30, 1997$ 15,000,000  $        100 $ 284,999,900   $    1,206,013     $301,206,013
                       ================  ============ =============   ==============     ============













   The Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                  For the Nine Months Ended September 30, 1997

Cash flows from operating activities:
Net income                                                $ 16,177,888
Adjustments to reconcile net income to net cash
   Provided by operating activities:
   Provision for loan losses                                    35,287
   Increase in accounts receivable from parent              (3,553,030)
   Increase in accrued interest receivable                     (78,573)
   Increase in prepaid expenses                               (463,747)
   Decrease in accounts payable to parent                     (326,424)
   Decrease in accounts payable - others                        (3,334)
                                                           -----------
   Net cash provided by operating activities                11,788,067
                                                           -----------
Cash flows from investing activities:
Purchases of residential mortgage loans                    (54,740,287)
Repayments of residential mortgage loans                    57,662,596
Net proceeds on sale of real estate acquired
  in settlement of loans                                       214,722
                                                           -----------
   Net cash used in investing activities                     3,137,031
                                                           -----------
Cash flows from financing activities:
Capital contribution from common stockholder                     6,515
Dividends paid on preferred stock                           (9,034,890)
Dividends paid on common stock                              (2,384,749)
                                                           -----------
   Net cash provided by financing activities               (11,413,124)
                                                           -----------

Net increase in cash and cash equivalents                    3,511,974

Cash equivalents at beginning of period                        365,175
                                                           -----------
Cash and cash equivalents at september 30, 1997$           $ 3,877,149
                                                           ===========
Supplemental disclosures of non-cash activities:
  loans receivable transferred to real estate
   acquired in settlement of loans                         $   220,941
                                                           ===========


The Notes to Financial Statements are an integral part of this statement.

             CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which was incorporated on August 20, 1996 and created for the purpose of acquiring and holding real estate mortgage assets. The Company was formed by Chevy Chase Bank, F.s.B. (the "Bank"), a federally insured stock savings bank.

On November 5, 1996, the Company was initially capitalized with the issuance to the Bank of 100 shares of the Company's common stock (the "Common Stock"), $1.00 par value. On December 3, 1996, the Company commenced its operations upon consummation of an initial public offering of 3,000,000 shares of the Company's 103/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares"), $5.00 par value. These offerings, together with a separate capital contribution made by the Bank on December 3, 1996, raised net capital of $300 million. All Common Stock is held by the Bank.

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


NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs and five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period and fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following shows the residential mortgage loan portfolio by type at september 30, 1997:

   One-year ARMs          $   23,362,449
   Three-year ARMs            86,807,221
   5/1 ARMs                  172,433,575
   10/1 ARMs                   7,166,820
   Fixed-rate                  1,590,823
                          --------------
                             291,360,888
   Less:
     Allowance for loan
      losses                      29,068
                          --------------
     Total                $  291,331,820
                          ==============

             CHEVY CHASE PREFERRED CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

NOTE 3 - PREFERRED STOCK

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value per share and received net cash proceeds of $144 million. Cash dividends on the series A Preferred Shares are payable quarterly in arrears at an annual rate of 10 3/8%.The liquidation value of each Series A Preferred share is $50 plus accrued and unpaid dividends. The Series A Preferred shares are not redeemable until January 15, 2007, and are redeemable thereafter at the option of the company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the bank upon the occurrence of certain events.


NOTE 4 - DIVIDENDS:

During the three months ended september 30, 1997, the Company's Board of Directors declared $3,890,625 and $1,500,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in October 1997.

                              PART I

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


Organization

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on August 20, 1996, and created for the purpose of acquiring and holding real estate mortgage assets ("Mortgage Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Company was formed by the Bank to acquire and hold mortgage assets and to provide the Bank with a cost-effective means of raising capital.

On November 5, 1996, the Company was initially capitalized by the issuance to the Bank of 100 shares of Common Stock. On December 3, 1996, the Company commenced its operations upon the closing of the initial public offering (the "Offering") of 3,000,000 shares of the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The net proceeds to the Company from the sale of the Series A Preferred Shares were $144.0 million. Simultaneous with the consummation of the Offering, the Bank made capital contributions to the Company with respect to its Common Stock in the amount of $150.0 million, plus an additional $6.0 million representing the underwriting commissions and the expenses of the Offering.

The Company used the aggregate net proceeds of $300.0 million received in connection with both the Offering and the capital contributions by the Bank to purchase from the Bank the Company's initial portfolio of Mortgage Assets, comprised entirely of residential mortgage loans, at their estimated fair value of approximately $300.0 million. Such loans were recorded at the Bank's historical cost basis, which approximated their estimated fair values.

Residential Mortgage Loans

At September 30, 1997, the Company had $291,331,820 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,172,318 decrease from the balance at December 31, 1996, resulted from Residential Mortgage Loan principal collections of $57,662,596, which were offset by purchases of $54,740,287. In addition, the Company received proceeds of $214,722 on the sale of one property classified as real estate acquired in settlement of loans during the nine months ended September 30, 1997. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At September 30, 1997, the Company had four non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $581,360.

At September 30, 1997, the Company had five delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $1,099,981 (or 0.38% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis of whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loan losses. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. as adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the three months and nine months ended september 30, 1997 is as follows:

                                     Three Months              Nine Months
                                        Ended                     Ended
                                   September 30, 1997      September 30, 1997
                                   ------------------      ------------------

Balance at beginning of period     $           10,659      $                -
Provision for loan losses                      16,033                  35,287
Charge-offs                                         -                  (8,595)
Recoveries                                      2,376                   2,376
                                   ------------------      ------------------

Balance at end of period           $           29,068      $           29,068
                                   ==================      ==================

Interest Rate Risk

The Company's income consists primarily of interest payments on residential mortgage loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the arms are based), then the Company will experience a decrease in income available to be distributed to its stockholders. in such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. In addition, certain ARM products which the Company holds allow borrowers to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined.

Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 1997 and the interest rate on such loans, anticipated annual interest income net of servicing fees on the Company's loan portfolio was approximately 141.6% of the projected annual dividend on the Series A Preferred shares. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Substantially all of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, D.C. metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable Residential Mortgage Loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in "tax status of the Company."

The Company's principal liquidity need will be to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid. The acquisition of such additional Mortgage Assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary.

Tax Status of the Company

The Company has elected to be taxed as a REIT under sections 856 through 860 of the Code beginning with its taxable year ended December 31, 1996. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes 100 percent of its annual REIT taxable income to its stockholders, and meets certain organizational, stock ownership, income, asset and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

During the three months ended September 30, 1997 (the "three-month period") and nine months ended September 30, 1997 (the "nine-month period"), the Company reported net income of $5,434,946 and $16,177,888, respectively.

Interest income on Residential Mortgage Loans totaled $5,809,030 and $17,274,381 for the three-month and nine-month periods, respectively, which represents an average yield on such loans of 7.90% and 7.81%, respectively. The average balance of the Residential Mortgage Loan portfolio for the three-month period was $293,948,202 and for the nine-month period was $294,856,617. The Company would have recorded an additional $11,341 and $20,440 in interest income for the three-month and nine-month periods, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $40,576 and $82,802 was recognized on the Company's interest bearing deposits during the three-month and nine-month periods, respectively.

Provision for loan losses of $16,033 and $35,287 was recorded on the Company's loan portfolio during the three-month and nine-month periods, respectively.

Operating expenses totaling $398,627 and $1,144,008 for the three-month and nine-month periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $278,019 and $852,918, for the three-month and nine-month periods, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans, pursuant to the servicing agreement between the Company and the Bank. advisory fees paid to parent for the three-month and nine-month periods totaled $50,000 and $150,000, respectively. Directors fees totaled $7,500 and $19,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

On September 29, 1997, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding shares of Series A Preferred Stock. Dividends of $3,890,625 were subsequently paid on October 15, 1997.

The Company also declared, out of the retained earnings of the Company, a cash dividend of $15,000.00 per share of common stock. The $1,500,000 dividend was paid on October 15, 1997.

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

(b) No reports on Form 8-K were issued during the three months ended September 30, 1997.

                            SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


             CHEVY CHASE PREFERRED CAPITAL CORPORATION
                           (REGISTRANT)




NOVEMBER 7, 1997               BY:/S/ STEPHEN R. HALPIN, JR.
                                  --------------------------
                                  STEPHEN R. HALPIN, JR.
                                  DIRECTOR,
                                  EXECUTIVE VICE PRESIDENT, TREASURER AND
                                  CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL OFFICER)



NOVEMBER 7, 1997               BY:/S/ JOEL A. FRIEDMAN
                                  --------------------
                                  JOEL A. FRIEDMAN
                                  SENIOR VICE PRESIDENT AND
                                  CONTROLLER
                                  (PRINCIPAL ACCOUNTING OFFICER)