Form 10-K
period 1997-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1998-03-30
CIK 1021179

CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-K
                                December 31, 1997

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

                                 (301) 986-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                    Name of each exchange on which registered
---------------------------------      -----------------------------------------
103/8% Noncumulative Exchangeable      New York Stock Exchange, Inc.
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
        N/A
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 1998. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.
--------------------------------------------------------------------------------

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
Item 1. BUSINESS ..........................................................   1
    General ...............................................................   1
    Mortgage Assets .......................................................   1
      Loan Portfolio Composition ..........................................   1
      Investment Policy ...................................................   3
      Credit Risk Management Policies .....................................   4
      Delinquencies .......................................................   4
      Geographic Distribution .............................................   4
    Servicing .............................................................   4
    Dividend Policy .......................................................   5
    The Bank ..............................................................   6
    The Advisor ...........................................................   6
    Capital and Leverage Policies .........................................   7
    Employees .............................................................   8
    Competition ...........................................................   8
    Environmental Matters .................................................   8
    Tax Status of the Company .............................................   8
Item 2. PROPERTIES ........................................................   9
Item 3. LEGAL PROCEEDINGS .................................................   9
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   9

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .........................................   10
    Description of Common Stock ..........................................   10
      General ............................................................   10
      Dividends ..........................................................   10
      Voting Rights ......................................................   10
      Rights Upon Liquidation ............................................   10
    Description of Series A Preferred Shares .............................   11
      Market Information and Dividends ...................................   11
      General ............................................................   11
      Automatic Exchange .................................................   12
      Voting Rights ......................................................   12
      Redemption .........................................................   12
      Rights Upon Liquidation ............................................   12
      Independent Director Approval ......................................   13
Item 6. SELECTED FINANCIAL DATA...........................................   13

                                    PART II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   14
    Financial Condition...................................................   14
      Residential Mortgage Loans..........................................   14
      Allowance for Loan Losses...........................................   14
      Interest Rate Risk..................................................   15
      Significant Concentration of Credit Risk............................   15
      Liquidity and Capital Resources.....................................   15
    Results of Operations.................................................   16
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISKS...........................................   16
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  F-1
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................   17

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   17
    Directors and Executive Officers......................................   17
    Audit Committee.......................................................   19
    Section 16(a) Beneficial Ownership Reporting Compliance...............   19
Item 11. EXECUTIVE COMPENSATION...........................................   19
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT........................................   19
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   20

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K..........................................   21

                                     PART I


ITEM 1.        BUSINESS


General

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation organized on November 5, 1996, which acquires, holds and manages real estate mortgage assets ("Mortgage Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Bank services the Company's Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company also has outstanding 3,000,000 shares of 103/8 % Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The Series A Preferred Shares are publicly held.


Mortgage Assets

Loan Portfolio Composition. The Company's current portfolio of Mortgage Assets consists of whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans, all of which were acquired from the Bank, as of December 31, 1997 and December 31, 1996. A description of the types of Residential Mortgage Loans included in the Company's portfolio follows the table.

                       Residential Mortgage Loan Portfolio
                             (Dollars in thousands)

                                                December 31,
                           -----------------------------------------------------
                                     1997                       1996
                           --------------------------  -------------------------

                             Aggregate  Percentage by   Aggregate  Percentage by
                             Principal    Aggregate     Principal    Aggregate
     Type                     Balance     Principal      Balance     Principal

One-Year ARMs               $  27,658        9.5%      $    -           -  %
Three-Year ARMs                78,229       26.9%        105,412       35.8%
5/1 ARMs                      165,785       57.1%        182,414       61.9%
10/1 ARMs                      16,197        5.6%          6,678        2.3%
30-year fixed-rate              2,553        0.9%           -            - %
                           -----------    --------    -----------   ---------
                              290,422      100.0%        294,504      100.0%
                           ===========                ===========
Less:
 Allowance for loan losses        (40)                      -
                           -----------                -----------

     Total                  $ 290,382                  $ 294,504
                           ===========                ===========

Principal repayments on the Company's loans during the year ended December 31, 1997 were $86,649,302, which were offset by additional purchases from the Bank of Residential Mortgage Loans of $82,980,950. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition Residential Mortgage Loans."

A majority of the Residential Mortgage Loans included in the Company's portfolio at December 31, 1997 bore interest at adjustable rates. The interest rate on an "adjustable rate mortgage" or an "ARM" adjusts periodically based on an index (such as the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and periodic interest rate adjustment caps. As of December 31, 1997, the interest rates on the Residential Mortgage Loans included in the Company's portfolio ranged from 6.00% per annum to 9.625% per annum and the weighted average interest rate was approximately 8.01% per annum.

The interest rate on each type of ARM product included in the Company's portfolio adjusts at the times (each, a "Rate Adjustment Date") and in the manner described below, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs in the portfolio, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Information set forth below regarding interest rate caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 1997 may be subject to different interest rates.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an adjustable rate Residential Mortgage Loan will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed rate loan for the remainder of the mortgage term. If a loan that is an ARM is converted into a fixed rate loan, the interest rate on the fixed rate loan will be determined at the time of conversion as specified in the mortgage note relating to such loan and will remain fixed at such rate for the remaining term of such loan. The Company's current policy is to retain these fixed rate loans in its portfolio. At December 31, 1997, all of the Company's $2.6 million of fixed-rated loans were the result of converted ARMs. All the Residential Mortgage Loans included in the portfolio allow the mortgagor to repay at any time some or all of the outstanding principal balance of the loan without a fee or penalty.

One-Year ARM. The interest rate with respect to a one-year ARM ("One-Year ARM") is fixed at an initial rate for the first twelve monthly payments and adjusts annually thereafter on the date specified in the related mortgage note to a rate equal to the then-current applicable treasury index plus the gross margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease of 2.00%, a lifetime interest rate cap as specified in the related mortgage note and a minimum interest rate no less than the gross margin.

Three-Year ARM. The interest rate with respect to each three-year ARM ("Three-Year ARM") is fixed at an initial rate for the first 36 monthly payments and adjusts every three years thereafter in the same manner as described for the One-Year ARM, except that the treasury index is the weekly average yield on the United States Treasury securities adjusted to a constant maturity of three years.

Five-Year Fixed Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each five-year fixed rate loan with automatic conversion to a One-Year ARM (a "5/1 ARM") is fixed at an initial rate for the first 60 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed rate loan with automatic conversion to a One-Year ARM (a "10/1 ARM") is fixed at an initial rate for the first 120 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Investment Policy. General. The Company currently intends to maintain at least 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage securities representing interests in pools of Mortgage Loans ("Mortgage-Backed Securities") and may invest up to 5% of its portfolio in Mortgage Loans secured by commercial real estate properties or multi-family properties ("Commercial Mortgage Loans") or in other assets eligible to be held by a REIT. The Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in "non-accrual status" are generally loans that are past due 90 days or more in principal or interest, and "classified" loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility.

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

Mortgage-Backed Securities. While no mortgage-backed securities are included in the current Mortgage Asset portfolio, the Company may from time to time in the future acquire fixed-rate or variable-rate Mortgage-Backed Securities. A portion of any Mortgage-Backed Securities that the Company may purchase may have been originated by the Bank by exchanging pools of Mortgage Loans for the Mortgage-Backed Securities. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential properties located throughout the United States.

The Company intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only or principal-only Mortgage-Backed Securities.

Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may from time to time in the future acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed rate loans having shorter maturities than Residential Mortgage Loans. Commercial
Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations.

Other Real Estate Assets. The Company may invest up to 5% of the total value of its portfolio in assets (other than Residential Mortgage Loans and
Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, Mortgage Loans secured by multi-family properties, cash, cash equivalents, securities and shares or interests in other REITs.

Credit Risk Management Policies. The Company intends that each Mortgage Loan that it acquires in the future will represent a first lien position and will be originated in the ordinary course of the originator's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank dated December 1, 1996 (the "Servicing Agreement"). See "Servicing."

Delinquencies. When a borrower fails to make a required payment on a Mortgage Loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee, which is retained by the Servicer (as defined below). The Bank and the Company follow practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default.

Geographic Distribution. Substantially all of the Residential Mortgage Loans included in the current loan portfolio are located in Washington D.C., Maryland, and Virginia. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington D.C., Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of the principal and interest on the underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."


Servicing

The Residential Mortgage Loans owned by the Company are serviced by the Bank (the "Servicer") pursuant to the terms of the Servicing Agreement. The Servicer receives a fee equal to 0.375% per annum on the principal balances of the Mortgage Loans serviced. See "Certain Relationships and Related Transactions."

The Servicing Agreement requires the Servicer to service the Company's Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures. The Servicing Agreement requires the Servicer to service these loans solely with a view toward the interests of the

Company and without regard to the interests of the Bank or any of the Bank's affiliates. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loans it services. The Servicer also provides accounting and reporting services required by the Company for such loans. The Servicing Agreement requires the Servicer to follow such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that, in the case of Residential Mortgage Loans, no primary mortgage guaranty insurance coverage is adversely affected.

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

The Company can terminate the Servicing Agreement without cause with at least sixty days notice to the Servicer and payment of a termination fee.


Dividend Policy

The Company expects to pay an aggregate amount of dividends each year with respect to its outstanding shares of stock equal to approximately 100% of the Company's "REIT taxable income" for such year (excluding capital gains). The Company anticipates that none of the dividends on the Series A Preferred Shares and no material portion of the dividends on the Common Stock will constitute non-taxable returns of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

Dividends  are  declared  at the  discretion  of the Board of  Directors  of the
Company after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds consist primarily of interest payments received in respect of the Mortgage Assets held by it, and the Company anticipates that most of such assets will bear interest at adjustable rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Risk."

Under regulations promulgated by the Office of Thrift Supervision (the "OTS"), the ability of thrift institutions such as the Bank to make "capital distributions" (including the payment of dividends) varies depending on the institutions' earnings and regulatory capital levels. While the Company believes that dividends on the Series A Preferred Shares should not be considered "capital distributions" for this purpose, there can be no assurances that the OTS would agree with this position. However, without addressing the issue of whether dividends on the Series A Preferred Shares are subject to the regulations, the OTS has indicated that it would not object to the

Company's payment of quarterly dividends on the Series A Preferred Shares in an amount up to the amount of the Company's net income for that quarter.

In January 1998, the OTS proposed to amend its capital distribution regulations and specifically requested comment as to the application of the regulations to dividends paid by operating subsidiaries of federal thrifts (such as the Company). The Company is unable to determine at this time how the OTS would treat dividends on the Series A Preferred Shares under any revised capital distribution regulations. However, even if the OTS were to apply the revised regulations to operating subsidiaries, the Company believes that such a revision should not cause the OTS to alter its existing no-objection position with respect to the Company's payment of dividends on the Series A Preferred Shares, and that dividends on the Company's Common Stock (which is wholly owned by the Bank) would not be restricted.


The Bank

The Bank is a federally chartered and federally insured stock savings bank which at December 31, 1997 was conducting business from 133 full-service offices and 640 automated teller machines ("ATMs") primarily in Maryland, Virginia, and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive office is located in Chevy Chase, Maryland, which are both suburban communities of Washington, D.C. The Bank also maintains 16 mortgage loan production offices in the mid-Atlantic region, 15 of which are operated by a wholly-owned mortgage banking subsidiary. At December 31, 1997, the Bank had total assets of $6.2 billion, total deposits of $5.0 billion and total stockholders' equity of $374.3 million. Based on total consolidated assets at December 31, 1997, the Bank is the largest bank headquartered in the Washington, D.C. metropolitan area.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0% and a core capital (or leverage) ratio of less than 4.0%. At December 31, 1997, the Bank's total risk-based capital ratio was 13.01%, its tier 1 risk-based capital ratio was 6.81% and its core capital (or leverage) ratio was 6.65%.

If the Exchange Event (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters") occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). In all circumstances following the Exchange Event, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations, a resolution of the Bank's board of directors and certain contractual provisions.


The Advisor

On December 3, 1996, the Company entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor") to administer the day-to-day operations of the Company. The Advisor principally is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management and financing of the Company's Mortgage Assets, and (iii) maintaining the custody of the documents related to the Company's Mortgage Loans. The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets.

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 1997, the Advisor and its affiliates owned approximately $1.1 billion of residential mortgage loans, including $290.4 million of the Company's Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates also purchase servicing rights on residential mortgage loans. In addition to loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $3.8 billion as of December 31, 1997.

The Advisory Agreement has an initial term of three years, and will be renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon 60 days' prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). The Advisor is entitled to receive an annual advisory fee equal to $200,000 payable in equal quarterly installments with respect to the advisory and management services provided to the Company. See "Certain Relationships and Related Transactions."


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

At December 31, 1997, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company.

The Company may also issue additional series of Preferred Stock (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). However, the Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the sum of the aggregate offering price of such additional Preferred Stock and the Company's expenses in connection with the issuance of such additional shares of Preferred Stock. Prior to its issuance of additional shares of Preferred Stock, the Company will take into consideration the Bank's regulatory capital requirements and the cost of raising and maintaining that capital at the time.

Employees

The Company has eight officers. The executive officers of the Company are described further below under "Directors and Executive Officers of the Registrant - Directors and Officers." The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates.


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


Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1996. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1997.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


Description of Common Stock

General. In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 1998, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends. The following table reflects the distributions declared by the Company on the Common Stock for each quarter since the Company's formation on November 5, 1996. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business - Dividend Policy."

           Period                         Distributions           Payment Date
-------------------------------------     -------------         ----------------
November 5, 1996 to December 31, 1996     $     584,749         January 15, 1997
January 1, 1997 to March 31, 1997                  -                  N/A
April 1, 1997 to June 30, 1997                     -                  N/A
July 1, 1997 to September 30, 1997            3,300,000         October 15, 1997
October 1, 1997 to December 31, 1997          2,850,000         January 15, 1998

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. If the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividends or other distributions with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders. See "Business - Tax Status of the Company."

Voting Rights. Subject to the rights, if any, of the holders of any class or series of Preferred Stock (as defined below), all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

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

Description of Series A Preferred Shares

Market Information and Dividends. The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP-PrA." As of March 15, 1998, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 141 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter since the Company's formation on November 5, 1996. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business - Dividend Policy."

                                         Price
                                      -------------
           Period                      High   Low  Distributions  Payment Date
------------------------------------- ------ ------ ----------- ----------------
November 5, 1996 to December 31, 1996 $52.50 $50.00 $1,253,640  January 15, 1997
January 1, 1997 to March 31, 1997      54.88  48.00  3,890,625   April 15, 1997
April 1, 1997 to June 30, 1997         54.25  46.75  3,890,625   July 15, 1997
July 1, 1997 to September 30, 1997     54.06  51.63  3,890,625  October 15, 1997
October 1, 1997 to December 31, 1997   53.50  50.25  3,890,625  January 15, 1998


Holders of Series A Preferred Shares are entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available, cash dividends at the rate of 103/8% per annum of the liquidation preference (equivalent to $5.1875 per share per annum).

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

Automatic   Exchange.   Each  Series  A  Preferred   Share  will  be   exchanged
automatically for one newly issued Series B preferred share of the Bank ( a "Bank Preferred Share") if the appropriate federal regulatory agency of the Bank directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized," anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank the certificates representing each Series A Preferred Share of such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share (the "Automatic Exchange"). Absent the occurrence of the Exchange Event, no shares of Bank Preferred Shares will be issued.

Holders of Series A Preferred Shares cannot exchange their Series A Preferred Shares for Bank Preferred Shares voluntarily. In addition, absent the occurrence of the Automatic Exchange, holders of Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to any security of the Bank; such rights as are conferred by the Series A Preferred Shares exist solely as to the Company.

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

Redemption. The Series A Preferred Shares are not redeemable prior to January 15, 2007 (except upon the occurrence of certain tax events). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time or from time to time. Any such redemption must comply with the prompt corrective action and capital distribution regulations of the OTS, which may prohibit a redemption and will require the OTS' prior written approval.

The Company will also have the right at any time, upon the occurrence of certain tax events and with the prior written approval of the OTS, to redeem the Series A Preferred Shares, in whole (but not in part) at a redemption price of $50.00 per share, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon.

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

Independent Director Approval. As long as any Series A Preferred Shares are outstanding, certain actions by the Company must be approved by a majority of the independent directors (the "Independent Directors"). Any members of the Board of Directors of the Company elected by holders of Preferred Stock, including the Series A Preferred Shares, will be deemed to be Independent Directors for purposes of approving actions requiring the approval of a majority of the Independent Directors.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Company herein has been derived from the Financial Statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report with respect thereto included elsewhere in this Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere herein.

                                            As of or for the   As of or for the
                                              year ended         period ended
OPERATING DATA:                             December 31, 1997  December 31, 1996
                                            -----------------  -----------------

  Interest income ............................  $ 23,219,408      $  1,943,288
  Provision for loan losses ..................        65,195              -
   Net interest income after
    provision for loan losses ................    23,154,213         1,943,288
  Operating expenses .........................     1,526,564           111,414
  Net income .................................    21,627,649         1,831,874
  Earnings available to common stockholder ...     6,065,149           578,234
  Earnings per common share ..................     60,651.49          5,782.34

DIVIDENDS DECLARED:

  Dividends on common stock ..................  $  6,150,000      $    584,749
  Dividends on preferred stock ...............    15,562,500         1,253,640

BALANCE SHEET DATA:

  Residential mortgage loans, net ............   $290,382,131     $294,504,138
  Total assets ...............................    306,823,316      302,318,288
  Total stockholders' equity .................    299,915,149      299,993,485
  Number of preferred shares outstanding .....      3,000,000        3,000,000
  Number of common shares outstanding ........            100              100
  Average yield on residential mortgage loans.          7.85%             7.79%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION


Residential Mortgage Loans

At December 31, 1997, the Company had $290,382,131 invested in Residential Mortgage Loans compared to $294,504,138 at December 31, 1996. The $4,122,007 decrease represents a 1.4% decline from the balance at December 31, 1996, due primarily to Residential Mortgage Loan principal collections of $86,649,302, which were offset by purchases of $82,980,950. In addition, the Company received proceeds of $214,722 on the sale of one property classified as real estate acquired in settlement of loans during the year ended December 31, 1997. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 1997, the Company had four non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $807,028. There were no non-accrual Residential Mortgage Loans at December 31, 1996.

At December 31, 1997, the Company had seven delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $1,616,662 (or 0.56% of loans). There were no delinquent Residential Mortgage Loans at December 31, 1996.


Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience and estimated future loan losses. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the year ended December 31, 1997 is as follows:

                                                        Year Ended
                                                     December 31, 1997
                                                     -----------------

Balance at December 31, 1996                             $       -
Provision for loan losses                                      65,195
Charge-offs                                                   (27,572)
Recoveries                                                      2,376
                                                         -------------

Balance at December 31, 1997                             $     39,999
                                                         =============

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 1997 and the interest rate on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 142.4% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.


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


Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed in "Business - Tax Status of the Company."

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

RESULTS OF OPERATIONS

The Company reported net income of $21,627,649 and $1,831,874 for the year ended December 31, 1997 (the "year ended 1997") and the period from inception (November 5, 1996) to December 31, 1996 (the "period ended 1996"), respectively.

Interest income on Residential Mortgage Loans totaled $23,079,170 and $1,940,387 for the year ended 1997 and the period ended 1996, respectively, which represents an average yield on such loans of 7.85% and 7.79%, respectively. The average loan balance of the Residential Mortgage Loan portfolio for the year ended 1997 was $294,094,062 and for the period ended 1996 was $299,032,490. The Company would have recorded an additional $45,402 in interest income for the year ended 1997 had its non-accrual loans made payments in accordance with their original terms.

Other interest income of $140,238 and $2,901 was recognized on the Company's interest bearing deposits during the year ended 1997 and the period ended 1996, respectively.

A provision for loan losses of $65,195 was recorded on the Company's loan portfolio during the year ended 1997. There was no provision for loan losses during the period ended 1996.

Operating expenses totaling $1,526,564 and $111,414 were comprised of loan servicing fees paid to its parent, advisory fees paid to its parent, directors fees and general and administrative expenses during the year ended 1997 and the period ended 1996, respectively. Loan servicing fees paid to its parent of $1,137,487 and $91,413 for the year ended 1997 and the period ended 1996, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. See "Business - Servicing." Advisory fees paid to its parent for the year ended 1997 and the period ended 1996 totaled $200,000 and $16,667, respectively. See "Business - The Advisor." Directors fees totaled $25,500 and $3,167 during the year ended 1997 and the period ended 1996, respectively, and represent compensation to the two independent members of the Board of Directors. See "Executive Compensation." General and administrative expenses consist primarily of amortization of organizational costs and independent auditor services.

During the year ended 1997, the Company declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended 1997, the Company declared cash dividends of $61,500.00 per share of Common Stock, $6,065,149 of which was paid out of the retained earnings of the Company and $84,851 of which was treated as a return of capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS


                                                                           Page

(a) Report of Independent Public Accountants..............................  F-2

(b) Statements of Financial Condition at
     December 31, 1997 and 1996        ...................................  F-3

(c) Statements of Operations for the Year Ended
     December 31, 1997 and the Period Ended December 31, 1996.............  F-4

(d) Statements of Stockholders' Equity for the Year Ended
     December 31, 1997 and the Period Ended December 31, 1996.............  F-5

(e) Statements of Cash Flows for the Year Ended
     December 31, 1997 and the Period Ended December 31, 1996.............  F-6

(f) Notes to Financial Statements.........................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the "Company," a Maryland corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


                                                           Arthur Andersen LLP
                                                           -------------------


Washington, D.C.,
March 10, 1998

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                           December 31,
                                                   -----------------------------
                                                        1997           1996
                                                   -------------- --------------

                                     ASSETS

Cash and interest-bearing deposits                 $   3,894,269  $     365,175
Residential mortgage loans (net of allowance
 for loan losses of $39,999 at December 31, 1997)    290,382,131    294,504,138
Real estate acquired in settlement of loans              173,738           -
Accounts receivable from parent                       10,374,891      5,844,149
Accrued interest receivable                            1,562,478      1,604,826
Prepaid expenses                                         435,809           -
                                                   -------------- --------------

     Total assets                                  $ 306,823,316  $ 302,318,288
                                                   ============== ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                         $     163,793  $     483,080
Accounts payable - others                                  3,749          3,334
Dividends payable to parent                            2,850,000        584,749
Dividends payable - others                             3,890,625      1,253,640
                                                   -------------- --------------

     Total liabilities                                 6,908,167      2,324,803
                                                   -------------- --------------

103/8% Noncumulative Exchangeable
  Preferred Stock, Series A, $5 par value
  10,000,000  shares   authorized, 3,000,000
  shares issued and outstanding
  (liquidation value of $50 per share
   plus accrued and unpaid dividends)                 15,000,000     15,000,000
Common Stock, $1 par value
  1,000 shares authorized, 100 shares
  issued and outstanding                                     100            100
Capital contributed in excess of par                 284,915,049    284,993,385
Retained earnings                                           -              -
                                                   -------------- --------------

     Total stockholders' equity                      299,915,149    299,993,485
                                                   -------------- --------------

     Total liabilities and stockholders' equity    $ 306,823,316  $ 302,318,288
                                                   ============== ==============



The accompanying Notes to Financial Statements are an integral part of these statements.
                                       F-3

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                    Year Ended     Period Ended
                                                   December 31,     December 31,
                                                       1997           1996(1)
                                                  --------------  --------------
Interest income:
Residential mortgage loans                        $  23,079,170   $   1,940,387
Other                                                   140,238           2,901
                                                  --------------  --------------

         Total interest income                       23,219,408       1,943,288

Provision for loan losses                                65,195            -
                                                  --------------  --------------
  Net interest income after provision
    for loan losses                                  23,154,213       1,943,288
                                                  --------------  --------------

Operating expenses:
Loan servicing fees-parent                            1,137,487          91,413
Advisory fees-parent                                    200,000          16,667
Directors fees                                           25,500           3,167
General and administrative                              163,577             167
                                                  --------------  --------------
         Total operating expenses                     1,526,564         111,414
                                                  --------------  --------------

NET INCOME                                           21,627,649       1,831,874

PREFERRED STOCK DIVIDENDS                            15,562,500       1,253,640
                                                  --------------  --------------

EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                               $   6,065,149   $     578,234
                                                  ==============  ==============

EARNINGS PER COMMON SHARE                          $  60,651.49   $    5,782.34
                                                  ==============  ==============


------------------------------------


(1) For the period from inception (November 5, 1996) through December 31, 1996.








The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                    Capital
                                                                  Contributed
                                   Preferred          Common       in Excess       Retained    Stockholders'
                                     Stock             Stock         of Par        Earnings       Equity
                                   -------------  -------------  -------------  -------------  -------------
Issuance of Common Stock
 on November 5, 1996               $       -      $        100   $        900   $       -      $      1,000

Initial public offering of 103/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A
 on December 3, 1996                 15,000,000           -       129,000,000           -       144,000,000

Capital contribution from
 Common Stockholder
 on December 3, 1996                       -              -       155,999,000           -       155,999,000

Net income                                 -              -              -         1,831,874      1,831,874

Dividends on 103/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A                 -              -              -        (1,253,640)    (1,253,640)

Dividends on
 Common Stock                              -              -            (6,515)      (578,234)      (584,749)
                                   -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1996           15,000,000            100    284,993,385           -       299,993,485

Capital contribution from
 Common Stockholder                        -              -             6,515           -             6,515

Net income                                 -              -              -        21,627,649     21,627,649

Dividends on 103/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A                 -              -              -       (15,562,500)   (15,562,500)

Dividends on
 Common Stock                              -              -           (84,851)    (6,065,149)    (6,150,000)
                                   -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1997         $ 15,000,000   $        100   $284,915,049   $       -      $299,915,149
                                   =============  =============  =============  =============  =============



The accompanying Notes to Financial Statements are an integral part of these statements.
                                       F-5

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                      Year Ended    Period Ended
                                                      December 31,  December 31,
                                                         1997         1996(1)
                                                     ------------- -------------
Cash flows from operating activities:

Net income                                           $ 21,627,649  $  1,831,874

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Provision for loan losses                               65,195          -
   Increase in accounts receivable from parent         (4,530,742)   (5,844,149)
   (Increase) decrease in accrued interest receivable      42,348    (1,604,826)
   Increase in prepaid expenses                          (435,809)         -
   Increase (decrease) in accounts payable to parent     (319,287)      483,080
   Increase in accounts payable - others                      415         3,334
                                                     ------------- -------------

 Net cash provided by (used in) operating activities   16,449,769    (5,130,687)
                                                     ------------- -------------

Cash flows from investing activities:

Purchases of residential mortgage loans               (82,980,950) (301,637,523)
Repayments of residential mortgage loans               86,649,302     7,133,385
Net proceeds from sale of real estate acquired
  in settlement of loans                                  214,722          -
                                                     ------------- -------------

 Net cash provided by (used in) investing activities    3,883,074  (294,504,138)
                                                     ------------- -------------

Cash flows from financing activities:

Proceeds from issuance of common stock                       -            1,000
Net proceeds from issuance of preferred stock                -      144,000,000
Capital contribution from common stockholder                6,515   155,999,000
Dividends paid on preferred stock                     (12,925,515)         -
Dividends paid on common stock                         (3,884,749)         -
                                                     ------------- -------------

 Net cash provided by (used in) financing activities  (16,803,749)  300,000,000
                                                     ------------- -------------

Net increase in cash and cash equivalents               3,529,094       365,175

Cash and cash equivalents at beginning of year            365,175          -
                                                     ------------- -------------

Cash and cash equivalents at end of year             $  3,894,269  $    365,175
                                                     ============= =============

Supplemental disclosures of non-cash activities:

  Net transfer of loans receivable to real
   estate acquired in settlement of loans            $    388,460  $       -
                                                     ============= =============

------------------------------------


(1) From inception (November 5, 1996) through December 31, 1996.

The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's Common Stock (as defined below). The Bank is in compliance with its regulatory capital requirements.

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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of approximately $300 million. Such loans were recorded in the accompanying statements of financial condition at the Bank's historical cost basis which approximated their estimated fair values. See Note 8.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the statements of financial condition and income and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Residential Mortgage Loans:

Residential mortgage loans are carried at the principal amount outstanding. Interest income is accrued and recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had four non-accrual loans at December 31, 1997 totaling $807,029. At December 31, 1996, the Company had no non-accrual loans.

Allowance for Loan Losses:

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

Concentrations of Credit:

Substantially all of the Company's residential mortgage loans are located in the Washington, D.C. metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers.

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on the 10th day of each month. See Note 7.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Payable to Parent:

Accounts payable to parent represents fees owed to the Bank for managing the operations of the Company, for servicing the Company's residential mortgage loans and for expenses paid by the Bank on behalf of the Company. See Note 7.

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are payable at a rate of 103/8% per annum of the liquidation preference (an amount equal to $5.1875 per annum per share), if, when and as declared by the Board of Directors of the Company. Dividends are not cumulative and, if declared, are payable quarterly in arrears on the fifteenth day of January, April, July and October.

Common Stock. The stockholder is entitled to receive dividends if, when and as declared by the Board of Directors out of funds legally available after all preferred dividends have been paid.

Earnings Per Common Share:

Dividends on preferred stock are deducted from earnings in the computation of earnings per common share when declared by the Company's Board of Directors. Earnings per common share assuming dilution equals the basic earnings per common share.

Income Taxes:

The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company will not be subject to Federal corporate income taxes to the extent it distributes at least 100% of its REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Adoption Of Recently Issued Accounting Standards:

SFAS No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") establishes standards for disclosing information about an entity's capital structure. SFAS 129 supersedes capital structure disclosure requirements found in previous accounting pronouncements and consolidates them into one statement for ease of retrieval and greater visibility for non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Because SFAS 129 addresses only disclosure-related issues, its adoption did not have an impact on the Company's financial condition or its results of operations.

Accounting Standards Issued But Not Yet Adopted:

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997 and establishes accounting standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and capital contributed in excess of par in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will apply to the Company's reporting beginning in the first quarter of 1998. Because SFAS 130 addresses only financial statement presentation, its adoption will not have a material impact on the Company's financial condition or results of operations.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996


NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs, five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period and conventional 30-year fixed-rate mortgages. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                                  December 31,
                                        --------------------------------
                                             1997             1996
                                        --------------    --------------
     One-year ARMs                      $  27,657,820     $        -
     Three-year ARMs                       78,228,562       105,412,171
     5/1 ARMs                             165,785,490       182,414,336
     10/1 ARMs                             16,196,915         6,677,631
     30 year fixed-rate                     2,553,343              -
                                        --------------    --------------
         Total                            290,422,130       294,504,138

     Less:
         Allowance for loan losses             39,999              -
                                        --------------    --------------

         Total                          $ 290,382,131     $ 294,504,138
                                        ==============    ==============

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

Activity in the allowance for loan losses on loans receivable is summarized as follows:

Balance, December 31, 1996                   $        -
    Provision for losses                            65,195
    Charge-offs                                    (27,572)
    Recoveries                                       2,376
                                             --------------
Balance, December 31, 1997                   $      39,999
                                             ==============

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

NOTE 5 - PREFERRED STOCK:

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares, if, when and as declared by the Board of Directors, are payable quarterly in arrears at an annual rate of 103/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007, and are redeemable thereafter at the option of the Company. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.


NOTE 6 - DIVIDENDS:

During the year ended December 31, 1997, the Company's Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company and $6,150,000 of common stock dividends, $6,065,149 of which was paid out of the retained earnings of the Company and $84,851 of which was treated as a return of capital. Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $2,850,000 were paid subsequent to December 31, 1997.


NOTE 7 - RELATED PARTY TRANSACTIONS:

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

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the residential mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least sixty days' notice to the servicer and payment of a termination fee. The servicing fee rate is 0.375% of the outstanding principal balance of the residential mortgage NOTE 7 - RELATED PARTY TRANSACTIONS (Continued):

loans. Servicing fees for the year ended December 31, 1997 and the period ended December 31, 1996 totaled $1,137,487 and $91,413, respectively.

The Company had cash balances of $3,894,269 and $365,175 as of December 31, 1997 and 1996, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $140,238 for the year ended December 31, 1997 and $2,901 for the period ended December 31, 1996.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996


NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the Company's fair values, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Since the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996



NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows:
                                                        December 31, 1997
                                                 -------------------------------
                                                    Carrying           Fair
                                                     Amount            Value
                                                 --------------   --------------
   Financial assets:
      Cash and interest-bearing deposits         $   3,894,269    $   3,894,269
      Residential mortgage loans
        receivable, net                            290,382,131      291,310,000
      Other financial assets                        11,937,369       11,937,369

   Financial liabilities                             6,908,167        6,908,167

                                                        December 31, 1996
                                                 -------------------------------
                                                    Carrying           Fair
                                                     Amount            Value
                                                 --------------   --------------
   Financial assets:
      Cash and interest-bearing deposits         $     365,175    $     365,175
      Residential mortgage loans
        receivable, net                            294,504,138      294,504,138
      Other financial assets                         7,448,975        7,448,975

   Financial liabilities                             2,324,803        2,324,803


The following methods and assumptions were used to estimate the fair value amounts at December 31, 1997 and 1996.

Cash and interest-bearing deposits: Carrying amount approximates fair value.

Residential mortgage loans: Fair value of the residential mortgage loans is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

Other financial assets: The carrying amounts of accounts receivable from parent and accrued interest receivable approximate fair value.

Financial liabilities: The carrying amounts of accounts payable to parent, accounts payable - others, dividends payable to parent and dividends payable - others approximate fair value.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company's Board of Directors currently consists of six members, two of whom are not officers or employees of the Company and are not directors, officers or employees of the Bank or any of its affiliates (the "Independent Directors"). Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors met four times during the year ended 1997 and all of its members attended at least 75% of the meetings. The Company currently has eight officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company's current directors and/or executive officers, each of whom has served since 1996.

         Name                Age          Position and Offices Held
--------------------------   ---      -----------------------------------------

B. Francis Saul II........    65      Chairman of the Board, President
                                        and Chief Executive Officer
Alexander R. M. Boyle.....    59      Director
Stephen R. Halpin, Jr.....    42      Executive Vice President, Chief Financial
                                        Officer, Treasurer and Director
N. Alexander MacColl, Jr..    63      Director
Leslie A. Nicholson.......    57      Executive Vice President, General
                                        Counsel and Director
John J. O'Connor III......    67      Director

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

The following is a summary of the experience of the executive officers and directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of the B. F. Saul Company since 1969. Mr. Saul has also served as the Chairman of the B. F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 1997, B. F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. He is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited and a past Chairman of Financial General Bankshares. He also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is a director of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

ALEXANDER R. M. BOYLE has been Vice Chairman of the Board of Directors of the Bank since 1985. Prior to beginning service in this position, Mr. Boyle was the President and a member of the Board of Directors of Government Services Savings and Loan, Inc. from 1975 until its merger with the Bank in 1985. He is also a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Mr. Boyle has served as a director of the U. S. League of Savings Institutions and as chairman of the Maryland League of Financial Institutions. He currently serves as a director of the Association of Financial Services Holding Companies and serves on the Chancellor's Advisory Council of the University of Maryland and is a member of the Rotary Club of Bethesda- Chevy Chase.

STEPHEN R. HALPIN, JR. serves as Executive Vice President and Chief Financial Officer of the Bank. Mr. Halpin is also the Chief Financial Officer for the B.
F. Saul Company and the B. F. Saul Real Estate Investment Trust. He is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. In addition, Mr. Halpin is a Trustee for Hospice Caring, Inc. Before joining the Bank in 1983, Mr. Halpin was with a public accounting firm.

N. ALEXANDER MACCOLL, JR. was a Senior Vice President of the Union Trust Company Loan Production Office from 1982 until 1990 when he retired. He served as Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position at Colonial Bancorp., he served as Second Vice President of the National Bank of Detroit from 1962 until 1977.

LESLIE A. NICHOLSON joined the Bank as Executive Vice President and General Counsel on June 1, 1996. Prior to joining the Bank, Mr. Nicholson had been a partner for twenty four years in the firm of Shaw, Pittman, Potts & Trowbridge in Washington, D.C., where he was a member of its Management Committee and Chairman of its Litigation Department. Mr. Nicholson is a member of the American College of Real Estate Lawyers and the American College of Construction Lawyers, where he served as a National Governor for three years, and a member of the Board of Directors of the Frederick M. Abramson Foundation.

JOHN J. O'CONNOR III has been engaged in the practice of law since 1957. He has been a partner in Bryan Cave LLP since 1988.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

Audit Committee

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of John J. O'Connor III and N. Alexander MacColl, Jr. The audit committee did not meet in 1997.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 1997, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1997, except as follows. Mr. Boyle filed a Form 4 late reporting a disposition of Series A Preferred Shares.


ITEM 11.  EXECUTIVE COMPENSATION

Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company intends to pay the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. In 1997, each of the Independent Directors earned the $3,000 fee for attending four Board of Directors meetings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 1998, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 1998.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996



Names and Address of                Amount of Beneficial    Percent of Class of
Beneficial Owner (1)                    Ownership           Outstanding Shares
-------------------------------    ---------------------   ---------------------
Chevy Chase Bank, F.S.B.                           100           Common - 100%
B. Francis Saul II (2)(3)                            0                      0%
Alexander R. M. Boyle (2)                            0                      0%
Stephen R. Halpin, Jr. (2)(3)                    1,000      Preferred - 0.033%
N. Alexander MacColl, Jr. (2)                        0                      0%
Leslie A. Nicholson (2)(3)                           0                      0%
John J. O'Connor III (2)                             0                      0%
All directors and executive                      1,000      Preferred - 0.033%
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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 1997 totaled $200,000. See "Business - The Advisor."

The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 1997 totaled $1,137,487. See "Business - Servicing."

The Company had cash balances of $3,894,269 as of December 31, 1997 held in various deposit accounts with the Bank. Interest earned on these accounts was $140,238 for the year ended December 31, 1997.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company are included in Item 8 of this report:

               Report of Independent Public Accountants
               Statements of Financial Condition at
                 December 31, 1997 and 1996
               Statements of Operations for the Year Ended
                 December  31,  1997 and the  Period  Ended  December  31,  1996
               Statements of Stockholders' Equity for the Year Ended
                 December  31,  1997 and the  Period  Ended  December  31,  1996
               Statements of Cash Flows for the Year Ended
                 December 31, 1997 and the Period Ended December 31, 1996

               Notes to Financial Statements

     (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

     (a)(3)    Exhibits:

     3.1       Articles   of   Incorporation   of  the   Company,   as   amended
               (incorporated herein by reference to Exhibit 3.1 of the Company's 1996 Annual Report on Form 10-K).

     3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form S-11 (file number 333-10495) filed by the Company).

     4.1       Articles  Supplementary  of  103/8%  Noncumulative   Exchangeable
               Preferred Stock,  Series A. (incorporated  herein by reference to
               Exhibit 4.1 of the Company's 1996 Annual Report on Form 10-K).

     10.1 Residential Mortgage Loan Purchase Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.1 of the Company's 1996 Annual Report on Form 10-K).

     10.2 Mortgage Loan Servicing Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.2 of the Company's 1996 Annual Report on Form 10-K).

     10.3 Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company's 1996 Annual Report on Form 10-K).

   * 12.1 Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.

   * 27        Financial Data Schedule.

     (b) No reports on Form 8-K were issued during the three months ended December 31, 1997

------------------
* Filed herewith.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on March 17, 1998.


                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




                                   By: /s/ B. Francis Saul II
                                       -----------------------
                                       B. Francis Saul II
                                       Chairman of the Board of Directors
                                       and President and Chief Executive Officer
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.




March 17, 1998                     By: /s/ Alexander R. M. Boyle
                                       -------------------------
                                       Alexander R. M. Boyle
                                       Director




March 17, 1998                     By: /s/ Joel A. Friedman
                                       --------------------
                                       Joel A. Friedman
                                       Senior Vice President and
                                       Controller
                                       (Principal Accounting Officer)




March 17, 1998                     By: /s/ Stephen R. Halpin, Jr.
                                       --------------------------
                                       Stephen R. Halpin, Jr.
                                       Director,
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 1997 and 1996





March 17, 1998                     By: /s/ N. Alexander MacColl, Jr.
                                       -----------------------------
                                       N. Alexander MacColl, Jr.
                                       Director




March 17, 1998                    By:  /s/ Leslie A. Nicholson
                                       -----------------------
                                       Leslie A. Nicholson
                                       Director,
                                       Executive Vice President and
                                       General Counsel




March 17, 1998                    By:  /s/ John J. O'Connor III
                                       ------------------------
                                       John J. O'Connor III
                                       Director



March 17, 1998                    By:  /s/ B. Francis Saul II
                                       ----------------------
                                       B. Francis Saul II
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)