Form 10-Q
period 1998-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1998-05-14
CIK 1021179

CHEVY CHASE
               PREFERRED CAPITAL CORPORATION
                         FORM 10-Q
                      March 31, 1998

--------------------------------------------------------------------------------

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

                         FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

             Commission File Number: 333-10495

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
  (Exact name of registrant as specified in its charter)

              Maryland                52-1998335
         (State or other jurisdi(I.R.S. Employer
         incorporation or organiIdentification No.)

                  8401 Connecticut Avenue
                Chevy Chase, Maryland 20815
    (Address of principal executive offices) (Zip Code)

                      (301) 986-7000
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of April 30, 1998.

           CHEVY CHASE PREFERRED CAPITAL CORPORATION

                       TABLE OF CONTENTS


                PART I - FINANCIAL INFORMATION
                                                                         Page
     Item 1.  Financial Statements:......................                 1
         (a)Statements of Financial Condition at March 31, 1998
            and December 31, 1997........................                 2
         (b)Statements of Operations for the Three Months Ended
              March 31, 1998 and 1997 ...................                 3
         (c)Statement of Stockholders' Equity for the Three Months
              Ended March 31, 1998.......................                 4
         (d)Statements of Cash Flows for the Three Months Ended
              March 31, 1998 and 1997....................                 5

         (e)Notes to Financial Statements................                 6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........                 8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk 12


                  PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .........................                12

     Item 2.  Changes in Securities......................                12

     Item 3.  Defaults Upon Senior Securities............                12

     Item 4.  Submission of Matters to a Vote of Security Holders        12

     Item 5.  Other Information..........................                12

     Item 6.  Exhibits and Reports on Form 8-K ..........                12

                            PART I

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 333- 10495) filed with the Securities and Exchange Commission on March 30, 1998.

           CHEVY CHASE PREFERRED CAPITAL CORPORATION
               STATEMENTS OF FINANCIAL CONDITION
                          (Unaudited)

                                                      March 31,    December 31,
                                                        1998           1997
                                                  -------------   -------------
                                 ASSETS

Cash and interest-bearing deposits                $   2,675,810   $   3,894,269
Residential mortgage loans (net of allowance for
  losses of $40,333 and $39,999, respectively)      286,123,624     290,382,131
Real estate acquired in settlement of loans, net        370,846         173,738
Accounts receivable from parent                      14,383,537      10,374,891
Accrued interest receivable                           1,605,604       1,562,478
Prepaid expenses                                        412,376         435,809
                                                 -------------   -------------
 Tottal assets                                   $ 305,571,797   $ 306,823,316
                                                  =============   =============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                        $     182,354   $     163,793
Accounts payable - others                                 -               3,749
Dividends payable to parent                             350,000       2,850,000
Dividends payable - others                             ,890,625       3,890,625
Accrued expenses                                          8,047             -
                                                  --------------  --------------

   Total liabilities                                  4,431,026       6,908,167
                                                  --------------  --------------

103/8% Noncumulative Exchangeable Preferred Stock,
Series A, $5 par  value, 10,000,000 shares authorized,
3,000,000 shares issued and outstanding(liquidation
value of $50 per share plus accrued and
unpaid dividends)                                    15,000,000      15,000,000
Common stock, $1 par value,
  1,000 shares authorized, 100 shares
  issued and outstanding                                    100             100
Capital contributed in excess of par                284,999,900     284,915,049
Retained earnings                                     1,140,771               -
                                                 --------------    ------------

   Total stockholders' equity                       301,140,771     299,915,149
                                                 --------------    ------------
   Total liabilities and stockholders' equity    $  305,571,797    $306,823,316
                                                 ==============    ============
The Notes to Financial Statements are an integral part of these statements.

              CHEVY CHASE PREFERRED CAPITAL CORPORATION
                      STATEMENTS OF OPERATIONS
                             (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                 1998                1997
                                            -------------       -------------
Interest income
  Residential mortgage loans                $   5,701,251       $   5,651,469
  Other                                            45,337              10,042
                                            -------------       -------------

    Total interest income                       5,746,588           5,661,511

Gain on sale of real estate acquired in
  settlement of loans, net                            960               -
                                            -------------       -------------

    Total income                                5,747,548           5,661,511
                                            -------------        ------------

Operating expenses
  Loan servicing fees paid to parent              272,065             297,305
  Advisory fees paid to parent                     50,000              50,000
  Directors fees                                    7,000               5,000
  General and administrative                       37,087              25,247
                                            -------------       -------------

    Total operating expenses                      366,152             377,552
                                            -------------      --------------

NET INCOME                                  $   5,381,396      $    5,283,959
                                            =============      ==============

PREFERRED STOCK DIVIDENDS                       3,890,625           3,890,625
                                            -------------      --------------

EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                         $   1,490,771      $    1,393,334
                                            =============      ==============

EARNINGS PER COMMON SHARE                   $   14,907.71      $    13,933.34
                                            =============      ==============










The Notes to Financial Statements are an integral part of these statements.

              CHEVY CHASE PREFERRED CAPITAL CORPORATION
                  STATEMENT OF STOCKHOLDERS' EQUITY
                             (Unaudited)

              For the Three Months Ended March 31, 1998

                                                            Capital
                                                          Contributed                      Total
                              Preferred       Common       in Excess       Retained     Stockholders'
                                Stock          Stock         of Par        Earnings        Equity

Balance, December 31, 1997  $ 15,000,000   $     100    $ 284,915,049  $      -      $  299,915,149

Net income                         -             -             -          5,381,396       5,381,396

Capital contribution from
 common stockholder                -             -             84,851         -              84,851

Dividends on 103/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A         -             -             -         (3,890,625)     (3,890,625)

Dividends on Common stock          -             -             -           (350,000)       (350,000)
                            ------------------------------------------------------------------------

Balance, March 31, 1998     $ 15,000,000   $     100    $ 284,999,900  $  1,140,771  $  301,140,771
                            ========================================================================













The Notes to Financial Statements are an integral part of this statement.

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
                 STATEMENTS OF CASH FLOWS
                        (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                   1998                 1997
                                               -------------      -------------
Cash flows from operating activities:

Net income                                     $   5,381,396      $   5,283,959

Adjustments  to  reconcile   net  income
to  net  cash  provided  by  operating
activities:
   Gain on sale of real estate acquired in
     settlement of loans, net                           (960)              -
   (Increase) decrease in accounts receivable
     from parent                                  (4,008,646)         2,191,197
   Increase in accrued interest  receivable          (43,126)            (8,846)
   (Increase) decrease in  prepaid  expenses          23,433           (500,466)
   Increase  in accrued  expenses                      8,047               -
   Increase in accounts payable to parent             18,561            122,116
   Decrease in accounts payable - others              (3,749)            (3,334)
                                               --------------     --------------

   Net cash provided by operating activities       1,374,956          7,084,626
                                               --------------     --------------

Cash flows from investing activities:
Purchases of residential  mortgage  loan         (41,413,498)       (17,564,254)
Repayments of residential  mortgage loans         45,329,341         14,745,697
Net proceeds on sale of real estate acquired
  in settlement of loans                             146,516              -
                                               --------------     --------------

   Net cash provided by (used in) investing
      activities                                   4,062,359         (2,818,557)
                                               --------------     --------------

Cash flows from financing activities:
Capital contribution from common stockholder          84,851              6,515
Dividends paid on preferred stock                 (3,890,625)        (1,253,640)
Dividends paid on common stock                    (2,850,000)          (584,749)

   Net cash used in financing activities          (6,655,774)        (1,831,874)
                                               --------------     --------------

Net increase (decrease) in cash and cash
 equivalents                                      (1,218,459)         2,434,195

Cash and cash equivalents at beginning of period   3,894,269            365,175
                                               --------------     --------------

Cash and cash equivalents at end of period     $    2,675,810     $   2,799,370
                                               ===============    ==============

Supplemental disclosures of non-cash activities:
  Loans receivable transferred to real estate
   acquired in settlement of loans             $      342,664     $      -
                                               ===============    ==============

The Notes to Financial Statements are an integral part of this statement.

           CHEVY CHASE PREFERRED CAPITAL CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank owns all of the Company's common stock.
The Bank is in compliance with its regulatory capital requirements.


NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs and five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                              March 31,           December 31,
                                                1998                  1997
                                          --------------       ---------------
   One-year ARM                           $   23,594,782        $   27,657,820
   Three-year ARMs                            62,104,016            78,228,562
   5/1 ARMs                                  142,979,901           165,785,490
   10/1 ARMs                                  55,088,509            16,196,915
   30 year fixed-rate                          2,396,749             2,553,343
                                          --------------       ---------------
     Total                                   286,163,957           290,422,130

   Less:
     Allowance for loan losses                    40,333                39,999
                                          --------------       ---------------

     Total                                $  286,123,624        $  290,382,131
                                          ==============       ===============


NOTE 3 - PREFERRED STOCK

Cash dividends on the Company's 103/8% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

         CHEVY CHASE PREFERRED CAPITAL CORPORATION
               NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 1998, the Company's Board of Directors declared $3,890,625 and $350,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in April 1998.

ITEM 2MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At March 31, 1998, the Company had $286,123,624 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $4,258,507 decrease from the balance at December 31, 1997, resulted from Residential Mortgage Loan principal collections of $45,329,341, which were offset by purchases of $41,413,498. The Company transferred two loans with an aggregate principal balance of $342,664 to real estate acquired in settlement of loans during the quarter ended March 31, 1998. In addition, the Company received proceeds of $146,516 on the sale of one property classified as real estate acquired in settlement of loans during the three months ended March 31, 1998. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At March 31, 1998, the Company had three non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $748,206.

At March 31, 1998, the Company had five delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $1,078,817 (or 0.38% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis of whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. No allowance was recorded for the three months ended March 31, 1997. The activity in the allowance for loan losses for the three months ended March 31, 1998 is as follows:

                                                                 Three Months
                                                                    Ended
                                                                March 31, 1998
                                                                --------------
Balance at beginning of period                                    $     39,999
Net recoveries                                                             334
                                                                  ------------
Balance at end of period                                          $     40,333
                                                                  ============

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the ARMs are based), then the Company will experience a decrease in income available to be distributed to its stockholders. In addition, certain ARM products which the Company holds allow borrowers to convert an adjustable rate mortgage to a fixed rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In recent periods, primarily as a result of a decline in interest rates, the Company has experienced an increase in prepayments on its Residential Mortgage Loans. In response, the Company has begun to alter the mix of the loans that it purchases. Specifically, the Company has purchased more 10/1 ARMs from the Bank, which typically have higher yields than other adjustable rate loan types.

Based on the outstanding balance of the Company's Residential Mortgage Loans at March 31, 1998 and the interest rate on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 138.4% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company."

     The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary.
Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100 percent of its annual REIT taxable income to its stockholders, and meets certain organizational, stock ownership and operational requirements. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

During the three months ended March 31, 1998 and 1997, the Company reported net income of $5,381,396 and $5,283,959, respectively.

Interest income on Residential Mortgage Loans totaled $5,701,251 and $5,651,469 for the three months ended March 31, 1998 and 1997, respectively, which represents an average yield on such loans of 7.94% and 7.66%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $287,187,664 and $295,043,738, for the three months ended March 31, 1998 and 1997, respectively. The Company would have recorded an additional $26,094 and $4,902 in interest income for the three months ended March 31, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $45,337 and $10,042 was recognized on the Company's interest bearing deposits during the three months ended March 31, 1998 and 1997, respectively.

No provision for loan losses was recorded for the three months ended March 31, 1998 and 1997.

The Company recognized a gain of $960 on the sale of one property classified as real estate acquired in settlement of loans during the three months ended March 31, 1998.

     Operating expenses totaling $366,152 and $377,552 for the three months ended March 31, 1998 and1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $272,065 and $297,305, for the three months ended March 31, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended March 31, 1998 and 1997 totaled $50,000 for each period. Directors fees totaled $7,000 and $5,000 for the three months ended March 31, 1998 and 1997, respectively, and represen compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

On March 16, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding shares of Series A Preferred Stock. Dividends of $3,890,625 were subsequently paid on April 15, 1998.

The Company also declared, out of the retained earnings of the Company, a cash dividend of $3,500 per share of common stock. The $350,000 dividend was paid on April 15, 1998.

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

(b) No reports on Form 8-K were issued during the three months ended March 31, 1998.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       (Registrant)




May 15, 1998               By:/s/ Stephen R. Halpin, Jr.
                              --------------------------
                              Stephen R. Halpin, Jr.
                              Director,
                              Executive Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)



May 15, 1998               By:/s/ Joel A. Friedman
                              --------------------
                              Joel A. Friedman
                              Senior Vice President and
                              Controller
                              (Principal Accounting Officer)

                       Exhibit Index



Exhibit
  No.              Exhibit

  11               Computation of Earnings Per Common Share included in Part I,
                   Item 1 of this report.

  27               Financial Data Schedule.