Form 10-Q
period 1998-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1998-08-14
CIK 1021179

CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1998

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 1998.


--------------------------------------------------------------------------------

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------


                         PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
Item 1. Financial Statements:............................................ 1
        (a) Statements of Financial Condition at June 30, 1998 and
            December 31, 1997............................................ 2
        (b) Statements of Operations for the Three and Six Months Ended
            June 30, 1998 and 1997 ...................................... 3
        (c) Statement of Stockholders' Equity for the Six Months Ended
            June 30, 1998................................................ 4
        (d) Statements of Cash Flows for the Six Months Ended
            June 30, 1998 and 1997....................................... 5
        (e) Notes to Financial Statements................................ 6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................. 8

Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ............................................... 13

Item 2. Changes in Securities............................................ 13

Item 3. Defaults Upon Senior Securities.................................. 13

Item 4. Submission of Matters to a Vote of Security Holders.............. 13

Item 5. Other Information................................................ 13

Item 6. Exhibits and Reports on Form 8-K ................................ 13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 30, 1998.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1998             1997
                                                  -------------     ------------
                                     ASSETS
                                     ------

Cash and interest-bearing deposits                  $  4,090,007    $  3,894,269
Residential mortgage loans (net of allowance for
losses of $40,333 and $39,999, respectively)         290,988,445     290,382,131
Real estate acquired in settlement of loans, net         386,889         173,738
Accounts receivable from parent                        9,156,287      10,374,891
Accrued interest receivable                            1,713,919       1,562,478
Prepaid expenses                                         387,142         435,809
                                                    ------------    ------------

     Total assets                                   $306,722,689    $306,823,316
                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Accounts payable to parent                          $    155,725    $    163,793
Accounts payable - others                                   -              3,749
Dividends payable to parent                            1,000,000       2,850,000
Dividends payable - others                             3,890,625       3,890,625
Accrued expenses                                           4,125           -
                                                    ------------    ------------

     Total liabilities                              $  5,050,475    $  6,908,167
                                                    ------------    ------------

103/8%  Noncumulative  Exchangeable  Preferred
  Stock,  Series A, $5 par  value, 10,000,000
  shares authorized, 3,000,000  shares
  issued  and  outstanding (liquidation value
  of $50 per share plus accrued and unpaid
  dividends)                                          15,000,000      15,000,000
Common stock, $1 par value,
  1,000 shares authorized, 100 shares
  issued and outstanding                                     100             100
Capital contributed in excess of par                 284,999,900     284,915,049
Retained earnings                                      1,672,214           -
                                                    ------------    ------------

     Total stockholders' equity                      301,672,214     299,915,149
                                                    ------------    ------------

     Total liabilities and stockholders' equity     $306,722,689    $306,823,316
                                                    ============    ============

             The Notes to Financial Statements are an integral part
                              of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                            ------------------------   -------------------------

                                1998          1997           1998        1997
                            -----------  -----------   -----------   -----------
Interest income
Residential mortgage loans   $5,720,076   $5,813,882   $11,421,327   $11,465,351
Other                            64,873       32,184       110,210        42,226
                            -----------  -----------   -----------   -----------

Total interest income         5,784,949    5,846,066    11,531,537    11,507,577

Provision for loan losses         -           19,254         -            19,254
                            -----------  -----------   -----------   -----------

Total interest income after
Provision for loan losses     5,784,949    5,826,812    11,531,537    11,488,323

Gain on sale of real estate
acquired in settlement of
loans, net                        3,991        -             4,951         -
                            -----------  -----------   -----------   -----------

Total income                  5,788,940    5,826,812    11,536,488    11,488,323
                            -----------  -----------   -----------   -----------

Operating Expenses
Loan servicing fees paid
to parent                       275,827      277,594       547,892       574,899
Advisory fees paid to parent     50,000       50,000       100,000       100,000
Directors fees                    6,500        6,500        13,500        11,500
General and administrative       34,545       33,735        71,632        58,982
                            -----------  -----------   -----------   -----------

Total operating expenses        366,872      367,829       733,024       745,381
                            -----------  -----------   -----------   -----------

NET INCOME                  $ 5,422,068  $ 5,458,983   $10,803,464   $10,742,942
                            ===========  ===========   ===========   ===========

PREFERRED STOCK DIVIDENDS     3,890,625    3,890,625     7,781,250     7,781,250
                            -----------  -----------   -----------   -----------

EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER         $ 1,531,443  $ 1,568,358   $ 3,022,214   $ 2,961,692
                            ===========  ===========   ===========   ===========

EARNINGS PER COMMON SHARE   $ 15,314.43  $ 15,683.58   $ 30,222.14   $ 29,616.92
                            ===========  ===========   ===========   ===========


                The Notes to Financial Statements are an integral
                           part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                                   (Unaudited)




                                                               Capital
                                                             Contributed                               Total
                              Preferred        Common         in Excess           Retained         Stockholders'
                                Stock           Stock           of Par            Earnings            Equity
                            ------------     ----------     -------------      -------------      -------------

Balance, December 31, 1997  $ 15,000,000     $      100     $ 284,915,049      $        -         $ 299,915,149

Net income                          -              -                 -            10,803,464         10,803,464

Capital contribution from
 common stockholder                 -              -               84,851               -                84,851

Dividends on 103/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A          -              -                 -            (7,781,250)        (7,781,250)

Dividends on Common stock           -              -                 -            (1,350,000)        (1,350,000)
                            ------------     ----------     -------------      -------------      -------------

Balance, June 30, 1998      $ 15,000,000     $      100     $ 284,999,900      $   1,672,214      $ 301,672,214
                            ============     ==========     =============      =============      =============




        The Notes to Financial Statements are an integral
                            part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                      1998             1997
                                                -------------      -------------
Cash flows from operating activities:

Net income                                      $ 10,803,464       $ 10,742,942

Adjustments  to  reconcile   net  income
to  net  cash  provided  by  operating
activities:
     Provision for loan losses                          -                19,254
     Gain on sale of real estate acquired in
       settlement of loans, net                       (4,951)               -
     Decrease in accounts receivable
       from parent                                 1,218,604          3,223,527
     Increase in accrued interest receivable        (151,441)          (109,619)
      Decrease (increase) in prepaid expenses         48,667           (486,186)
      Increase in accrued expenses                     4,125               -
     Decrease in accounts payable to parent           (8,068)          (331,740)
     Decrease in accounts payable - others            (3,749)            (3,334)
                                                -------------      -------------

   Net cash provided by operating activities      11,906,651         13,054,844
                                                -------------      -------------

Cash flows from investing activities:
Purchases of residential mortgage loans          (81,762,466)       (35,903,553)
Repayments of residential mortgage loans          80,593,458         32,208,292
Net proceeds on sale of real estate acquired
  in settlement of loans                             354,494             -
                                                -------------      -------------

     Net cash used in investing activities          (814,514)        (3,695,261)
                                                -------------      -------------

Cash flows from financing activities:
Capital contribution from common stockholder          84,851              6,515
Dividends paid on preferred stock                 (7,781,250)        (5,144,265)
Dividends paid on common stock                    (3,200,000)          (584,749)
                                                -------------      -------------

     Net cash used in financing activities       (10,896,399)        (5,722,499)
                                                -------------      -------------

Net increase in cash and cash equivalents            195,738          3,637,084

Cash and cash equivalents at beginning of period   3,894,269            365,175
                                                -------------      -------------

Cash and cash equivalents at end of period      $  4,090,007       $  4,002,259
                                                =============      =============

Supplemental disclosures of non-cash activities:
  Loans receivable transferred to real estate
   acquired in settlement of loans              $    562,694       $    220,941
                                                =============      =============

            The Notes to Financial Statements are an integral part of
                               these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's common stock. The Bank is in compliance with its regulatory capital requirements.


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

                                              June 30,             December 31,
                                                1998                    1997
                                         ---------------        ----------------
     One-year ARMs                       $   20,289,929         $   27,657,820
     Three-year ARMs                         50,301,435             78,228,562
     5/1 ARMs                               129,220,221            165,785,490
     10/1 ARMs                               85,912,558             16,196,915
     30 year fixed-rate                       5,304,635              2,553,343
                                         ---------------        ---------------
         Total                              291,028,778            290,422,130

     Less:
         Allowance for loan losses               40,333                 39,999
                                         ---------------        ---------------

         Total                           $  290,988,445         $  290,382,131
                                         ===============        ===============


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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended June 30, 1998, the Company's Board of Directors declared $3,890,625 and $1,000,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in July 1998.

During the six months  ended June 30,  1998,  the  Company's  Board of Directors
declared   $7,781,250  and  $1,350,000  of  preferred  stock  and  common  stock dividends, respectively, out of the retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At June 30, 1998, the Company had $290,988,445 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $606,314 increase from the balance at December 31, 1997, resulted from Residential Mortgage Loan principal collections of $80,593,458, which were offset by purchases of $81,762,466. The Company transferred three loans with an aggregate principal balance of $562,694 to real estate acquired in settlement of loans during the six months ended June 30, 1998. In addition, the Company received proceeds of $354,494 on the sale of three properties classified as real estate acquired in settlement of loans during the six months ended June 30, 1998. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At June 30, 1998, the Company had one non-accrual loan (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with a principal balance of $283,059.

At June 30, 1998, the Company had nine loans which were delinquent 30-89 days with an aggregate principal balance of $1,433,484 (or 0.49% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses is as follows:

                                        Six Months
                                          Ended                  Three Months
                                        June 30,                      Ended
                                   1998           1997           June 30, 1998
                                 ----------      ---------       ---------------

Balance at beginning of period   $  39,999      $    -                 $  40,333
Provision for loan losses             -            19,254                   -
Charge-offs                           (364)        (8,595)                  -
Recoveries                             698           -                      -
                                 ----------     ----------       ---------------

Balance at end of period         $  40,333      $  10,659        $        40,333
                                 ==========     ==========       ===============

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 1998 and the interest rate on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 138.5% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

During the three months ended June 30, 1998 and 1997, the Company reported net income of $5,422,068 and $5,458,983, respectively.

Interest income on Residential Mortgage Loans totaled $5,720,076 and $5,813,882 for the three months ended June 30, 1998 and 1997, respectively, which represents an average yield on such loans of 7.93% and 7.87%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $288,494,139 and $295, 577,912 for the three months ended June 30, 1998 and 1997, respectively. The Company would have recorded an additional $5,987 and $2,081 in interest income for the three months ended June 30, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $64,873 and $32,184 was recognized on the Company's interest bearing deposits during the three months ended June 30, 1998 and 1997, respectively.

No provision for loan losses was recorded for the three months ended June 30, 1998. The Company recorded provision for loan losses of $19,254 for the three months ended June 30, 1997.

The Company recognized a gain of $3,991 on the sale of two properties classified as real estate acquired in settlement of loans during the three months ended June 30, 1998.

Operating expenses totaling $366,872 and $367,829 for the three months ended June 30, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $275,827 and $277,594, for the three months ended June 30, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended June 30, 1998 and 1997 totaled $50,000 for each period. Directors fees totaled $6,500 for each period and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

On June 17, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding shares of Series A Preferred Stock. Dividends of $3,890,625 were subsequently paid on July 15, 1998.

The Company also declared on June 17, 1998, out of the retained earnings of the Company, a cash dividend of $10,000 per share of common stock. The $1,000,000 dividend was paid on July 15, 1998.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

During the six months ended June 30, 1998 and 1997, the Company reported net income of $10,803,464 and $10,742,942, respectively.

Interest income on Residential Mortgage Loans totaled $11,421,327 and $11,465,351 for the six months ended June 30, 1998 and 1997, respectively, which represents an average yield on such loans of 7.94% and 7.76%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $287,840,901 and $295,310,825 for the six months ended June 30, 1998 and 1997, respectively. The Company would have recorded an additional $24,421 and $6,983 in interest income for the six months ended June 30, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $110,210 and $42,226 was recognized on the Company's interest bearing deposits during the six months ended June 30, 1998 and 1997, respectively.

No provision for loan losses was recorded for the six months ended June 30, 1998. The Company recorded provision for loan losses of $19,254 for the six months ended June 30, 1997.

The Company recognized a gain of $4,951 on the sale of three properties classified as real estate acquired in settlement of loans during the six months ended June 30, 1998.

Operating expenses totaling $733,024 and $745,381 for the six months ended June 30, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $547,892 and $574,899, for the six months ended June 30, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the six months ended June 30, 1998 and 1997 totaled $100,000 for each period. Directors fees totaled $13,500 and $11,500 for the six months ended June 30, 1998 and 1997, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

During the six months  ended June 30,  1998,  the  Company's  Board of Directors
declared   $7,781,250  and  $1,350,000  of  preferred  stock  and  common  stock dividends, respectively, out of the retained earnings of the Company.

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

None.


ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
   No.          Exhibit
-------      -------------
   11          Computation of Earnings Per Common Share included in Part I,
               Item 1 of this report
   27          Financial Data Schedule

(b) No reports on Form 8-K were issued during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




August 14, 1998                    By:  /s/ Stephen R. Halpin, Jr.
       ----                             --------------------------
                                        Stephen R. Halpin, Jr.
                                        Director,
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


August 14, 1998                    By:  /s/ Joel A. Friedman
       ---                              --------------------
                                        Joel A. Friedman
                                        Senior Vice President and
                                        Controller
                                        (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------



Exhibit
  No.       Exhibit
-------   ----------

  11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.

  27        Financial Data Schedule.