Form 10-Q
period 1998-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1998-11-16
CIK 1021179

CHEVY CHASE
                         PREFERRED CAPITAL CORPORATION
                                   FORM 10-Q
                               September 30, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 1998.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------


                               TABLE OF CONTENTS
                               -----------------


                         PART I - FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements: ..........................................    1
        (a)   Statements of Financial Condition at September 30, 1998 and
               December 31, 1997 ........................................    2
        (b)   Statements of Operations for the Three and Nine Months Ended
               September 30, 1998 and 1997...............................    3
        (c)   Statement of Stockholders' Equity for the Nine Months Ended
               September 30, 1998........................................    4
        (d)   Statements of Cash Flows for the  Nine Months Ended
               September 30, 1998 and 1997...............................    5
        (e)   Notes to Financial Statements .............................    6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   13


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................   13

Item 2.  Changes in Securities...........................................   13

Item 3.  Defaults Upon Senior Securities ................................   13

Item 4.  Submission of Matters to a Vote of Security Holders ............   13

Item 5.  Other  Information..............................................   13

Item 6.  Exhibits and Repor1ts on Form  8-K .............................   13

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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------
                                  (Unaudited)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    ------------   ------------
                                     ASSETS

Cash and interest-bearing deposits                   $ 4,438,425    $ 3,894,269
Residential mortgage loans (net of allowance for
   losses of $40,333 and $39,999, respectively)      294,154,909     90,382,131
Real estate acquired in settlement of loans, net         417,617        173,738
Accounts receivable from parent                        6,235,974     10,374,891
Accrued interest receivable                            1,616,544      1,562,478
Prepaid expenses                                         361,246        435,809
                                                    ------------   ------------
         Total assets                               $307,224,715   $306,823,316
                                                    ============   ============



                       IABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                             $ 223,769      $ 163,793
Accounts payable - others                                   -             3,749
Dividends payable to parent                            1,000,000      2,850,000
Dividends payable - others                             3,890,625      3,890,625
Accrued expenses                                           7,783           -
                                                    ------------   ------------
         Total liabilities                             5,122,177      6,908,167
                                                    ------------   ------------

10 3/8%  Noncumulative Exchangeable Preferred
 Stock, Series A, $5 par value, 10,000,000 shares
 authorized, 3,000,000 shares issued and outstanding
 (liquidation value of $50 per share plus accrued
 and unpaid dividends)                                15,000,000     15,000,000
Common stock, $1 par value,
 1,000 shares authorized, 100 shares issued and
 outstanding                                                 100            100
Capital contributed in excess of par                 284,999,900    284,915,049
Retained earnings                                      2,102,538           -
                                                    ------------   ------------

Total stockholders' equity                           302,102,538    299,915,149
                                                    ------------   ------------

         Total liabilities and stockholders'
          equity                                    $307,224,715   $306,823,316
                                                    ============   ============





  The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                            STATEMENT OF OPERATIONS
                            -----------------------
                                  (Unaudited)


                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                              ----------------------   ------------------------
                                1998         1997          1998         1997
                              ----------  ----------   -----------  -----------
Interest Income
  Residential mortgage
   loans                      $5,639,820  $5,809,030   $17,061,147  $17,274,381
  Other                           62,268      40,576       172,478       82,802
                              ----------  ----------   -----------  -----------

  Total interest income        5,702,088   5,849,606    17,233,625   17,357,183

Provision for loan losses         10,862      16,033        10,862       35,287
                              ----------  ----------   -----------  -----------

  Total interest income after
   provision for loan losses   5,691,226   5,833,573    17,222,763   17,321,896

Gain on sale of real estate
 acquired in settlement of
 loans, net                       27,544        -           32,495         -
                              ----------  ----------   -----------  -----------

     Total income              5,718,770   5,833,573    17,255,258   17,321,896

Operating Expenses
  Loan servicing fees paid
   to parent                     282,667     278,019       830,559      852,918
  Advisory fees paid to parent    50,000      50,000       150,000      150,000
  Directors fees                   8,000       7,500        21,500       19,000
  General and administrative      57,154      63,108       128,786      122,090
                              ----------  ----------   -----------  -----------

     Total operating expenses    397,821     398,627     1,130,845    1,144,008
                              ----------  ----------   -----------  -----------

NET INCOME                    $5,320,949  $5,434,946   $16,124,413  $16,177,888
                              ==========  ==========   ===========  ===========

PREFERRED STOCK DIVIDENDS      3,890,625   3,890,625    11,671,875   11,671,875
                              ----------  ----------   -----------  -----------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER         $1,430,324  $1,544,321    $4,452,538   $4,506,013
                              ==========  ==========   ===========  ===========

EARNINGS PER COMMON SHARE     $14,303.24  $15,443.21    $44,525.38   $45,060.13
                              ==========  ==========   ===========  ===========







  The Notes to Financial Statements are an integral part of these statements.



                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                Capital
                                                              Contributed                       Total
                                 Preferred       Common        in Excess      Retained       Stockholders'
                                   Stock          Stock         of  Par       Earnings          Equity
                                -----------     --------      ------------   ----------       ------------

Balance, December 31, 1997      $15,000,000       $100        $284,915,049       -            $299,915,149

Net income                           -              -               -        16,124,413         16,124,413

Capital contribution from
 common stockholder                  -              -               84,851       -                  84,851

Dividends on 10d%
 Noncumulative Exchangeable
 Preferred Stock, Series A           -              -               -        (11,671,875)       (11,671,875)

Dividends on Common Stock            -              -               -        (2,350,000)        (2,350,000)
                                -----------     --------      ------------   ----------       ------------

Balance, September 30, 1998     $15,000,000       $100        $284,999,900   $2,102,538       $302,102,538
                                ===========     ========      ============   ==========       ============






















  The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September  30,
                                                  -----------------------------
                                                     1998               1997
                                                  ----------         ----------
Cash flows from operating activities:

Net income                                       $16,124,413        $16,177,888

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                        10,862             35,287
     Gain on sale of real estate acquired in
      settlement of loans, net                       (32,495)              -
     Decrease (increase) in accounts receivable
      from parent                                  4,138,917         (3,553,030)
     Increase in accrued interest receivable         (54,066)           (78,573)
     Decrease (increase) in prepaid expenses          74,563           (463,747)
     Increase in accrued expenses                      7,783               -
     Increase (decrease) in accounts payable
      to parent                                       59,976           (326,424)
     Decrease in accounts payable - others            (3,749)            (3,334)
                                                  ----------         ----------

     Net cash provided by operating activities    20,326,204         11,788,067
                                                  ----------         ----------

Cash flows from investing activities:
     Purchases of residential mortgage loans    (112,112,436)       (54,740,287)
     Repayments of residential mortgage loans    107,348,484         57,662,596
     Net proceeds on sale of real estate
      acquired in settlement of loans                768,928            214,722
                                                  ----------         ----------

     Net cash provided by (used in)
      investing activities                        (3,995,024)         3,137,031
                                                  ----------         ----------

Cash flows from financing activities:
     Capital contribution from common stockholder     84,851              6,515
     Dividends paid on preferred stock           (11,671,875)        (9,034,890)
     Dividends paid on common stock               (4,200,000)        (2,384,749)
                                                  ----------         ----------

     Net cash used in financing activities       (15,787,024)       (11,413,124)
                                                  ----------         ----------
Net increase in cash and cash equivalents            544,156          3,511,974
Cash and cash equivalents at beginning of period   3,894,269            365,175
                                                  ----------         ----------
Cash and cash equivalents at end of period        $4,438,425         $3,877,149
                                                  ==========         ==========
Supplemental disclosures of non-cash activities:
     Loans receivable transferred to real estate
      acquired in settlement of loans               $980,312           $220,941
                                                  ==========         ==========


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

                                         September 30,          December 31,
                                             1998                  1997
                                         ------------          ------------
        One-year ARMs                     $18,577,501           $27,657,820
        Three-year ARMs                    41,941,620            78,228,562
        5/1 ARMs                          117,191,090           165,785,490
        10/1 ARMs                         111,288,980            16,196,915
        30 year fixed-rate                  5,196,051             2,553,343
             Total                        294,195,242           290,422,130

        Less:
             Allowance for loan losses         40,333                39,999
                                         ------------          ------------

             Total                       $294,154,909          $290,382,131
                                         ============          ============



NOTE 3 - PREFERRED STOCK

Cash dividends on the Company's 10d% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended September 30, 1998, the Company's Board of Directors declared $3,890,625 and $1,000,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in October 1998.

During the nine months ended September 30, 1998, the Company's Board of Directors declared $11,671,875 and $2,350,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At September 30, 1998, the Company had $294,154,909 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,772,778 increase from the balance at December 31, 1997, resulted from Residential Mortgage Loan purchases of $112,112,436, which were offset by principal collections of $107,348,184 and provisions for loan losses of $10,862. The Company transferred five loans with an aggregate principal balance of $980,312 to real estate acquired in settlement of loans ("REO") during the nine months ended September 30, 1998. In addition, the Company received proceeds of $768,928 on the sale of five REO properties during the nine months ended September 30, 1998. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At September 30, 1998, the Company had four non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $517,970.

At September 30, 1998, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $466,985 (or 0.16% of loans).

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

                                         Three Months            Nine Months
                                            Ended                   Ended
                                         September 30,           September 30,
                                      -----------------       -----------------
                                        1998       1997         1998       1997
                                      -------    -------      -------   -------
Balance at beginning of period        $40,333    $10,659      $39,999    $   -
Provision for loan losses              10,862     16,033       10,862     5,287
Charge-offs                           (10,862)      -         (11,226)   (8,595)
Recoveries                               -         2,376          698     2,376
                                      -------    -------      -------   -------

Balance at end of period              $40,333    $29,068      $40,333   $29,068
                                      =======    =======      =======   =======

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 1998 and the interest rate on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 138.4% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds of principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

During the three months ended September 30, 1998 and 1997, the Company reported net income of $5,320,949 and $5,434,946, respectively.

Interest income on Residential Mortgage Loans totaled $5,639,820 and $5,809,030 for the three months ended September 30, 1998 and 1997, respectively, which represents an average yield on such loans of 7.76% and 7.90%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $290,889,994 and $293,948,202 for the three months ended September 30, 1998 and 1997, respectively. The Company would have recorded an additional $16,290 and $11,341 in interest income for the three months ended September 30, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $62,268 and $40,576 was recognized on the Company's interest bearing deposits during the three months ended September 30, 1998 and 1997, respectively.

Provisions for loan losses of $10,862 and $16,033 were recorded on the Company's loan portfolio during the three months ended September 30, 1998 and 1997, respectively.

The Company recognized a gain of $27,544 on the sale of two REO properties during the three months ended September 30, 1998.

Operating expenses totaling $397,821 and $398,627 for the three months ended September 30, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $282,667 and $278,019, for the three months ended September 30, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended September 30, 1998 and 1997 totaled $50,000 for each period. Directors fees totaled $8,000 and $7,500 for each period and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

On September 15, 1998, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on October 15, 1998.

The Company also declared on September 15, 1998, out of the retained earnings of the Company, a cash dividend of $10,000 per share of common stock. The $1,000,000 dividend was paid on October 15, 1998.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

During the nine months ended September 30, 1998 and 1997, the Company reported net income of $16,124,413 and $16,177,888, respectively.

Interest income on Residential Mortgage Loans totaled $17,061,147 and $17,274,381 for the nine months ended September 30, 1998 and 1997, respectively, which represents an average yield on such loans of 7.88% and 7.81%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $288,857,265 and $294,856,617 for the nine months ended September 30, 1998 and 1997, respectively. The Company would have recorded an additional $40,711 and $20,440 in interest income for the nine months ended September 30, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $172,478 and $82,802 was recognized on the Company's interest bearing deposits during the nine months ended September 30, 1998 and 1997, respectively.

Provisions for loan losses of $10,862 and $35,287 were recorded on the Company's loan portfolio during the nine months ended September 30, 1998 and 1997, respectively.

The Company recognized a gain of $32,495 on the sale of five REO properties during the nine months ended September 30, 1998.

Operating expenses totaling $1,130,845 and $1,144,008 for the nine months ended September 30, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $830,559 and $852,918, for the nine months ended September 30, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the nine months ended September 30, 1998 and 1997 totaled $150,000 for each period. Directors fees totaled $21,500 and $19,000 for the nine months ended September 30, 1998 and 1997, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

During the nine months ended September 30, 1998, the Company's Board of Directors declared $11,671,875 and $2,350,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

YEAR 2000 ISSUES

As the year 2000 approaches, companies are beginning to face "Year 2000 Compliance" issues in at least three critical areas: internal systems, dependencies with suppliers and service providers, and dependencies with customers (or, in the Company's case, payors on the mortgage loans held by the Company). Year 2000 Compliance means the ability of hardware, software and other processing capabilities to interpret and manipulate correctly all date data up to and through the year 2000, including the computation of leap years. Year 2000 Compliance issues arise because many commonly used software and hardware systems were programmed to use two-digit year representations with the century of 19 implied. Thus, in the year 2000, those systems will treat 00 as 1900 instead of 2000 and may fail to produce proper results.

Because the Company's operations are performed in their entirety under contract with the Bank, the Company has no equipment or systems of its own. Therefore, the Company does not believe that it faces any internal Year 2000 Compliance risk.

For the same reason, the Company is heavily dependent on the Year 2000 Compliance of its sole service provider, the Bank. The Year 2000 Compliance risk profile of the Company is tied to the Year 2000 Compliance risks of the Bank. However, the Bank has advised the Company that it is subject to strict deadlines for Year 2000 Compliance and other detailed Year 2000 Compliance guidelines established by the Office of Thrift Supervision and the Federal Financial Institutions Examination Council and that the Bank believes it has taken appropriate steps to meet all such deadlines. Accordingly, the Company does not expect to suffer any material adverse impact from the year 2000 on the services provided by the Bank.

With respect to the payors of the mortgage loans held by the Company, the Company also does not expect any material impact from the year 2000. Potential Year 2000 Compliance risk in this area could arise from the inability of such payors to timely make their payments because of problems with their own internal payment systems. This would result in decreased revenues for the Company, which could have an adverse effect on the payment of dividends by the Company and the market price of the Company's stock. However, the investment policy of the Company is to have 95% of its portfolio in mortgage assets consisting of either Residential Mortgage Loans or mortgage-backed securities. As of September 30, 1998, all of the assets of the Company consisted of Residential Mortgage Loans. The Company believes that Residential Mortgage Loans are not likely to be materially affected by the year 2000 because the payments are made by individuals rather than organizations that are more heavily dependent on technology.

To date, the Company has made no material expenditures in connection with Year 2000 Compliance because of its ability to rely on the Bank's Year 2000 Compliance program. For the same reason, the Company does not expect to face any material Year 2000 Compliance expenses in the future.

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

None.


ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
  No.                   Exhibit
  ---                   -------
   11              Computation of Earnings Per Common Share included in Part I,
                    Item 1 of this report
   27              Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed1 on its behalf by the undersigned thereunto duly authorized.


CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)




 November 13, 1998        By: /s/ Stephen R. Halpin, Jr.
                          ------------------------------
                              Stephen R. Halpin, Jr.
                              Director,
                              Executive Vice President, Treasurer and
                              Chief Financial Officer
                              (Principal Financial Officer)



November 13, 1998         By: /s/ Joel A. Friedman
                          ------------------------
                              Joel A. Friedman
                              Senior Vice President and
                              Controller
                              (Principal Accounting Officer)