Form 10-K
period 1998-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1999-03-31
CIK 1021179

CHEVY CHASE
                         PREFERRED CAPITAL CORPORATION
                                   FORM 10-K
                               December 31, 1998

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

                                 (301) 986-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
103/8% Noncumulative Exchangeable       New York Stock Exchange, Inc.
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:
        N/A
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 1999. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

--------------------------------------------------------------------------------

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                   -----------------------------------------
                               TABLE OF CONTENTS
                               -----------------



                                   PART I                                  Page

Item 1. BUSINESS.............................................................1
        General..............................................................1
        Mortgage Assets......................................................1
          Loan Portfolio Composition.........................................1
          Investment Policy..................................................3
          Credit Risk Management Policies....................................4
          Delinquencies......................................................4
          Geographic Distribution............................................4
        Servicing............................................................4
        Dividend Policy......................................................5
        The Bank.............................................................6
        The Advisor..........................................................6
        Capital and Leverage Policies........................................7
        Employees............................................................8
        Competition..........................................................8
        Environmental Matters................................................8
        Tax Status of the Company............................................8
Item 2. PROPERTIES...........................................................9
Item 3. LEGAL PROCEEDINGS....................................................9
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS..................................................10
        Description of Common Stock..........................................10
          General............................................................10
          Dividends..........................................................10
          Voting Rights......................................................10
          Rights Upon Liquidation............................................10
        Description of Series A. Preferred Shares............................11
          Market Information and Dividends...................................11
          General............................................................11
          Automatic Exchange.................................................12
          Voting Rights......................................................12
          Redemption.........................................................12
          Rights Upon Liquidation............................................13
          Independent Director Approval......................................13

Item 6. SELECTED FINANCIAL DATA..............................................13
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................14
        Financial Condition..................................................14
         Residential Mortgage Loans..........................................14
         Allowance for Loan Losses...........................................14
         Interest Rate Risk..................................................15
         Significant Concentration of Credit Risk............................16
         Liquidity and Capital Resources.....................................16
         Year 2000 Issues....................................................16
        Results of Operations................................................17
          Fiscal Year 1998 Compared to Fiscal Year 1997......................17
          Fiscal Year 1997 Compared to Period from Inception
          (November 15, 1996) to December 31, 1996...........................18
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISKS................................................................19
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................F-1
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE..................................20

                                    PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................20
        Directors and Executive Officers.....................................20
        Audit Committee......................................................22
        Section 16(a) Beneficial Ownership Reporting Compliance..............22
Item 11.EXECUTIVE COMPENSATION...............................................22
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......22
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23

                                    PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K..........................................................24

                                     PART I


ITEM 1. BUSINESS

General

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which acquires, holds and manages real estate mortgage assets ("Mortgage Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Bank is in compliance with its regulatory capital requirements. The Bank services the Company's Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company also has outstanding 3,000,000 shares of 10d % Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The Series A Preferred Shares are publicly held.

Mortgage Assets

Loan Portfolio Composition. The Company's current portfolio of Mortgage Assets consists of whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans, all of which were acquired from the Bank, as of December 31, 1998 and December 31, 1997. A description of the types of Residential Mortgage Loans included in the Company's portfolio follows the table.

                      Residential Mortgage Loan Portfolio
                      -----------------------------------

                                                 December 31,
                             ---------------------------------------------------
                                        1998                       1997
                             ------------------------   ------------------------
                              Aggregate      Percent     Aggregate      Percent
                              Principal        to        Principal         to
   Type                        Balance        Total       Balance        Total
   ----                      -----------     -------    -----------      -------

One-Year ARMSs             $  16,159,185       5.5%   $  27,657,820       9.5%
Three-Year ARMs               35,684,740      12.2%      78,228,562      26.9%
5/1 ARMs                     100,108,907      34.2%     165,785,490      57.1%
10/1 ARMs                    135,436,966      46.3%      16,196,915       5.6%
30-Year Fixed-Rate             5,332,567       1.8%       2,553,343       0.9%
                             -----------     -------    -----------     -------
                             292,722,365     100.0%     290,422,130     100.0%
Less:
 Allowance for loan losses        40,333                     39,999
                             -----------                -----------

Total                      $ 292,682,032              $ 290,382,131
                           =============              =============

Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 1998 were $145,009,967, which were offset by principal repayments on the Company's loans of $141,718,892. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition
- Residential Mortgage Loans."

A majority of the Residential Mortgage Loans included in the Company's portfolio at December 31, 1998 bore interest at adjustable rates. The interest rate on an "adjustable rate mortgage" or an "ARM" adjusts periodically based on an index (such as the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and periodic interest rate adjustment caps. As of December 31, 1998, the interest rates on the Residential Mortgage Loans included in the Company's portfolio ranged from 5.63% per annum to 9.63% per annum and the weighted average interest rate was approximately 7.54% per annum.

The interest rate on each type of ARM product included in the Company's portfolio adjusts at the times (each, a "Rate Adjustment Date") and in the manner described below, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs in the portfolio, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Information set forth below regarding interest rate caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 1998 may be subject to different interest rates.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an adjustable rate Residential Mortgage Loan will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If a loan that is an ARM is converted into a fixed-rate loan, the interest rate on the fixed rate loan will be determined at the time of conversion as specified in the mortgage note relating to such loan and will remain fixed at such rate for the remaining term of such loan. The Company's current policy is to retain these fixed-rate loans in its portfolio. At December 31, 1998, all of the Company's $5.3 million of fixed-rated loans were the result of converted ARMs. All the Residential Mortgage Loans included in the portfolio allow the mortgagor to repay at any time some or all of the outstanding principal balance of the loan without a fee or penalty.

One-Year ARM. The interest rate with respect to a one-year ARM ("One-Year ARM") is fixed at an initial rate for the first twelve monthly payments. The loan adjusts annually thereafter on the date specified in the related mortgage note to a rate equal to the then-current applicable treasury index plus the gross margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease of 2.00%, a lifetime interest rate cap as specified in the related mortgage note and a minimum interest rate no less than the gross margin.

Three-Year ARM. The interest rate with respect to each three-year ARM ("Three-Year ARM") is fixed at an initial rate for the first 36 monthly payments. The loan adjusts every three years thereafter in the same manner as described for the One-Year ARM, except that the treasury index is the weekly average yield on the United States Treasury securities adjusted to a constant maturity of three years.

Five-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each five-year fixed-rate loan with automatic conversion to a One-Year ARM (a "5/1 ARM") is fixed at an initial rate for the first 60 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a "10/1 ARM") is fixed at an initial rate for the first 120 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

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

Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may from time to time in the future acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed-rate loans having shorter maturities than Residential Mortgage Loans. Commercial
Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations.

Other Real Estate Assets. The Company may invest up to 5% of the total value of its portfolio in assets (other than Residential Mortgage Loans and
Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, Mortgage Loans secured by multi-family properties, cash and cash equivalents.

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

Geographic Distribution. A substantial majority of the Residential Mortgage Loans included in the current loan portfolio are located in Washington D.C., Maryland, and Virginia. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington D.C., Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of the principal and interest on the underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

Under recent amendments to the Office of Thrift Supervision (the "OTS") capital distribution regulations, which will take effect April 1, 1999, the Bank will be required to apply to the OTS for approval to make any capital distribution regardless of size if the Bank does not qualify for expedited treatment under the amended OTS regulations. Dividends on the Series A Preferred Shares will not be treated as capital distributions for the purposes of these regulations provided the Bank remains "well capitalized" after the payment. At December 31, 1998, the Bank was in compliance with all of its regulatory capital requirements under Financial Institutions Reform, Recovery and Enforcement Act, and its
capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations.

The Bank

The Bank is a federally chartered and federally insured stock savings bank which at December 31, 1998 was conducting business from 151 full-service offices and 718 automated teller machines ("ATMs") primarily in Maryland, Virginia, and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive office is located in Chevy Chase, Maryland, which are both suburban communities of Washington, D.C. The Bank also maintains 13 mortgage loan production offices in the mid-Atlantic region, 12 of which are operated by a wholly-owned mortgage banking subsidiary and 31 consumer loan production offices, 24 of which are operated by a wholly-owned finance subsidiary. At December 31, 1998, the Bank had total assets of $7.3 billion, total deposits of $5.2 billion and total stockholders' equity of $440.7 million. Based on total consolidated assets at December 31, 1998, the Bank is the largest bank headquartered in the Washington, D.C. metropolitan area.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations under the recently amended capital distribution regulations if after the payment the Bank was not "well capitalized" for purposes of the OTS prompt corrective action regulations. "Well capitalized" is currently defined as having a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 6.0% and a core capital (or leverage) ratio of at least 5.0%. At December 31, 1998, the Bank's total risk-based capital ratio was 16.23%, its tier 1 risk-based capital ratio was 9.95% and its core capital (or leverage) ratio was 6.91%.

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

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 1998, the Advisor and its affiliates owned approximately $2.9 billion of residential mortgage loans, including $292.7 million of the Company's Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates also purchase servicing rights on residential mortgage loans. In addition to loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $3.7 billion as of December 31, 1998.

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

At December 31, 1998, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100 percent of its REIT taxable income to its stockholders, meets certain organizational, stock ownership, operational requirements and meets certain income and asset tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Description of Common Stock

General. In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 1999, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends. The following table reflects the distributions declared by the Company on the Common Stock for each quarter since the Company's formation on November 5, 1996. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business - Dividend Policy."

                 Period                    Distributions          Payment Date
 -------------------------------------     -------------        ----------------
 November 5, 1996 to December 31, 1996       $  584,749         January 15, 1997
 January 1, 1997 to March 31, 1997               -                      N/A
 April 1, 1997 to June 30, 1997                  -                      N/A
 July 1, 1997 to September 30, 1997           3,300,000         October 15, 1997
 October 1, 1997 to December 31, 1997         2,850,000         January 15, 1998
 January 1, 1998 to March 31, 1998              350,000           April 15, 1998
 April 1, 1998 to June 30, 1998               1,000,000            July 15, 1998
 July 1, 1998 to September 30, 1998           1,000,000         October 15, 1998
 October 1, 1998 to December 31, 1998         3,460,000         January 15, 1999


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

Description of Series A Preferred Shares

Market Information and Dividends. The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP-PrA." As of March 5, 1998, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 202 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter since the Company's formation on November 5, 1996. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business - Dividend Policy."


                                            Price
                                       --------------
           Period                       High    Low    Distributions    Payment Date
-------------------------------------  ------  ------  -------------  ----------------
November 5, 1996 to December 31, 1996  $52.50  $50.00  $  1,253,640   January 15, 1997
January 1, 1997 to March 31, 1997       54.88   48.00     3,890,625   April 15, 1997
April 1, 1997 to June 30, 1997          54.25   46.75     3,890,625   July 15, 1997
July 1, 1997 to September 30, 1997      54.06   51.63     3,890,625   October 15,1997
October 1, 1997 to December 31, 1997    53.50   50.25     3,890,625   January 15, 1998
January 1, 1998 to March 31, 1998       55.00   50.38     3,890,625   April 15, 1998
April 1, 1998 to June 30, 1998          56.38   53.13     3,890,625   July 15, 1998
July 1, 1998 to September 30, 1998      55.75   51.50     3,890,625   October 15, 1998
October 1, 1998 to December 31, 1998    53.25   49.88     3,890,625   January 15, 1999


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

Automatic   Exchange.   Each  Series  A  Preferred   Share  will  be   exchanged
automatically for one newly issued Series B preferred share of the Bank ( a "Bank Preferred Share") if the appropriate federal regulatory agency of the Bank directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized," anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank the certificate representing each Series A Preferred Share of such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share (the "Automatic Exchange"). Absent the occurrence of the Exchange Event, no shares of Bank Preferred Shares will be issued.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Company herein has been derived from the Financial Statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report with respect thereto included elsewhere in this Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere herein.
                                                                As of or for the
                              As of or for the years ended       period ended
                                      December 31,                 December 31,
                              ----------------------------
                                   1998           1997                 1996
                              -------------   ------------      ----------------
OPERATING DATA:

Interest income                $ 22,860,956   $ 23,219,408          $ 1,943,288
Provision for loan losses            10,862         65,195                -
                               ------------   ------------        ------------
 Total interest income after
  provision for loan losses      22,850,094     23,154,213            1,943,288
Gain on sale of real estate
  acquired in settlement of
  loans, net                         32,937          -                    -
Operating expenses               (1,514,080)    (1,526,564)            (111,414)
                               ------------   ------------         ------------
  Net income                   $ 21,368,951   $ 21,627,649          $ 1,831,874
                               ============   ============          ============
Earnings available to
  common stockholder           $  5,806,451   $  6,065,149          $   578,234
Earnings per common share      $  58,064.51   $  60,651.49          $  5,782.34

DIVIDENDS DECLARED:

Dividends on common stock      $ 5 ,810,000   $  6,150,000          $   584,749
Dividends on preferred stock   $ 15,562,500   $ 15,562,500          $ 1,253,640

BALANCE SHEET DATA:

Residential mortgage
   loans, net                 $ 292,682,032  $ 290,382,131        $ 294,504,138
Total assets                  $ 307,593,809  $ 306,823,316        $ 302,318,288
Total stockholders' equity    $ 299,996,451  $ 299,915,149        $ 299,993,485
Number of preferred
   shares outstanding             3,000,000      3,000,000            3,000,000
Number of common
   shares outstanding                   100            100                  100
Average yield on residential
   mortgage loans                     7.82%          7.85%                7.79%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At December 31, 1998, the Company had $292,682,032 invested in Residential Mortgage Loans compared to $290,382,131 at December 31, 1997. During 1998, Residential Mortgage Loan purchases were $145,009,967 and principal collections were $141,718,892. In addition, the Company received proceeds of $914,790 on the sale of six properties classified as real estate acquired in settlement of loans during the year ended December 31, 1998. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 1998, the Company had three non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $477,624. At December 31, 1997, the Company had four non-accrual loans with an aggregate principal balance of $807,028.

At December 31, 1998, the Company had four delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $845,911 (or 0.29% of loans). At December 31, 1997, the Company had seven delinquent loans with an aggregate principal balance of $1,616,662 (or 0.56% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics, past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the years ended December 31, 1998 and 1997 is as follows:

                                         Years Ended December 31,
                                         ------------------------
                                             1998        1997
                                         -----------  -----------

          Beginning balance              $   39,999   $     -
          Provision for loan losses          10,862       65,195
          Charge-offs                       (11,226)     (27,572)
          Recoveries                            698        2,376
                                         -----------  -----------

          Ending Balance                 $   40,333   $   39,999
                                         ===========  ===========

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. During fiscal year 1998, primarily as a result of a decline in interest rates, the Company has experienced an increase in prepayments on its Residential Mortgage Loans. In response, the Company has altered the mix of the Residential Mortgage Loans that it purchases. Specifically, during fiscal year 1998, the Company has purchased more 10/1 ARMs, which typically have higher yield than other types of ARMs, from the Bank.

Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 1998 and the interest rates on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 134.8% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

The following table contains estimated principal cash flows and fair market values by type for the Company's Residential Mortgage Loans. Prepayment rates are assumed for the Company's loans based on recent actual experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.


                                              December 31,
---------------------------------------------------------------------------------------------------------
                                       Expected Maturity Date
                          ------------------------------------------------
                                     (dollars in thousands)

                                                                                                   Fair
                            1999       2000     2001     2002      2003    Thereafter    Total    Value
                          --------  --------  --------  --------  -------- ----------  --------  --------
One-Year ARMs             $  6,069  $  3,162  $  2,162  $  1,479  $  1,011  $  2,276   $ 16,159  $ 16,336
   Average Interest Rate     7.72%     7.39%     7.39%     7.39%     7.39%     7.39%      7.51%

Three-Year ARMs             10,951     8,748     5,624     3,615     2,322     4,425     35,685    36,191
   Average Interest Rate     7.94%     7.61%     7.35%     7.32%     7.32%     7.32%      7.59%

5/1 ARMs                    24,360    18,427    13,940    10,545     7,976    24,861    100,109   102,981
   Average Interest Rate     7.73%     7.44%     7.38%     7.28%     7.28%     7.28%      7.41%

10/1 ARMs                   10,810    12,796    11,481    10,304     9,246    80,800    135,437   138,436
   Average Interest Rate     7.14%     7.14%     7.14%     7.14%     7.13%     7.13%      7.14%

30-Year Fixed-Rate             566       510       460       415       374     3,007      5,332     5,441
   Average Interest Rate     7.59%     7.59%     7.59%     7.59%     7.59%     7.59%      7.59%


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

The Company's principal liquidity need will be to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such Mortgage Assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary.

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

For the same reason, the Company is heavily dependent on the Year 2000 Compliance of its sole service provider, the Bank. However, the Bank has advised the Company that it is subject to strict deadlines for Year 2000 Compliance and other detailed Year 2000 Compliance guidelines established by the OTS and the

Federal Financial Institutions Examination Council and that the Bank believes it has taken appropriate steps to meet all such deadlines. Accordingly, the Company does not expect to suffer any material adverse impact from the year 2000 on the services provided by the Bank.

With respect to the payors of the Mortgage Loans held by the Company, the Company also does not expect any material impact from the year 2000. Potential Year 2000 Compliance risk in this area could arise from the inability of such payors to timely make their payments because of problems with their own internal payment systems. This would result in decreased revenues for the Company, which could have an adverse effect on the payment of dividends by the Company and the market price of the Company's stock. However, the investment policy of the Company is to have 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or Mortgage-Backed Securities. As of December 31, 1998, all of the assets of the Company consisted of Residential Mortgage Loans. The Company believes that Residential Mortgage Loans are not likely to be materially affected by the year 2000 because the payments are made by individuals rather than organizations that are more heavily dependent on technology.

To date, the Company has made no expenditures in connection with Year 2000 Compliance because of its ability to rely on the Bank's Year 2000 Compliance program. For the same reason, the Company does not expect to face any Year 2000 Compliance expenses in the future.

RESULTS OF OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997

The Company reported net income of $21,368,951 and $21,627,649 for the years ended December 31, 1998 and 1997, respectively.

Interest income on Residential Mortgage Loans totaled $22,632,939 and $23,079,170 for the years ended December 31, 1998 and 1997, respectively, which represents an average yield on such loans of 7.82% and 7.85%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $289,332,464 and $294,094,062 for the years ended December 31, 1998 and 1997, respectively. The Company would have recorded an additional $49,641 and $45,402 in interest income for the years ended December 31, 1998 and 1997, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $228,017 and $140,238 was recognized on the Company's interest bearing deposits during the years ended December 31, 1998 and 1997, respectively.

Provision for loan losses of $10,862 and $65,195 were recorded on the Company's loan portfolio during the years ended December 31, 1998 and 1997, respectively.

The Company recognized a gain of $32,937 on the sale of six Real Estate Owned ("REO") properties during the year ended December 31, 1998.

Operating expenses totaling $1,514,080 and $1,526,564 for the years ended December 31, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $1,116,729 and $1,137,487, for the years ended December 31, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 1998 and 1997 totaled $200,000 for each period. Directors fees totaled $28,000 and $25,500 for the years ended December 31, 1998 and 1997, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs.

During the year ended December 31, 1998, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during December 31, 1998, the Company's Board of Directors also declared cash dividends of $58,100 per share of Common Stock, $5,806,451 of which was paid out of the retained earnings of the Company and $3,549 of which was treated as a return of capital.

Fiscal Year 1997 Compared to period from inception (November 5, 1996) to December 31, 1996

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

During the year ended 1997, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended 1997, the Company's Board of Directors declared cash dividends of $61,500.00 per share of Common Stock, $6,065,149 of which was paid out of the retained earnings of the Company and $84,851 of which was treated as a return of capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS


                                                                          Page
                                                                          -----

(a)  Report of Independent Public Accountants.............................  F-2

(b)  Statements of Financial Condition at December 31, 1998 and 1997......  F-3

(c)  Statements of Operations for the Years Ended December 31, 1998
     and 1997 and the Period Ended December 31, 1996......................  F-4

(d)  Statements of Stockholders' Equity for the Years Ended
     December 31, 1998 and 1997 and the Period Ended December 31, 1996....  F-5

(e)  Statements of Cash Flows for the Years Ended December 31, 1998
     and 1997 and the Period Ended December 31, 1996......................  F-6

(f)  Notes to Financial Statements........................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the "Company", a Maryland corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period November 5, 1996 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and for the period November 5, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.



                                                             Arthur Andersen LLP

Vienna, Virginia
March 19, 1999

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                         December 31,
                                              ----------------------------------
                                                   1998                1997
                                              -------------       --------------

                                     ASSETS
                                     ------

Cash and interest-bearing
  deposits                                    $   4,861,984       $   3,894,269
Residential mortgage loans
  (net of allowancefor loan losses
   of $40,333 and $39,999, respectively)        292,682,032         290,382,131
Real estate acquired in settlement of loans         272,197             173,738
Accounts receivable from parent                   8,004,120          10,374,891
Accrued interest receivable                       1,437,626           1,562,478
Prepaid expenses                                    335,850             435,809
                                              -------------       --------------

 Total assets                                 $ 307,593,809       $ 306,823,316
                                              =============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Accounts payable to parent                    $     234,923       $     163,793
Accounts payable to others
   and accrued expenses                              11,810               3,749
Dividends payable to parent                       3,460,000           2,850,000
Dividends payable to others                       3,890,625           3,890,625
                                              -------------       --------------

 Total liabilities                                7,597,358           6,908,167
                                              -------------       --------------

103/8% Noncumulative Exchangeable
  Preferred Stock, $5 par value
  10,000,000 shares authorized, 3,000,000
  shares issued and outstanding
  (liquidation value of $150,000,000
  plus accrued and unpaid dividends)             15,000,000          15,000,000
Common Stock, $1 par value
  1,000 shares authorized, 100 shares
  issued and outstanding                                100                 100
Capital contributed in excess of par            284,996,351         284,915,049
Retained earnings                                    -                   -
                                              -------------       --------------
 Total stockholders's equity                    299,996,451         299,915,149
                                              -------------       --------------

 Total liabilities and stockholders' equity   $ 307,593,809       $ 306,823,316
                                              =============       ==============




              The accompanying Notes to Financial Statements are an
                       integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                 Year Ended December 31,           Period Ended
                              -----------------------------         December 31,
                                   1998            1997                1996(1)
                              ------------     ------------        -------------
Interest income:
Residential mortgage loans    $ 22,632,939     $ 23,079,170        $  1,940,387
Other                              228,017          140,238               2,901
                              ------------     ------------        -------------

 Total interest income          22,860,956       23,219,408           1,943,288

Provision for loan losses           10,862           65,195                -
                              ------------     ------------        -------------
 Total interest income
    after provision for loan
    losses                      22,850,094       23,154,213           1,943,288

Gain on sale of real estate
  acquired in settlement of
  loans, net                        32,937             -                   -
                              ------------     ------------        -------------

    Total operating income      22,883,031       23,154,213           1,943,288
                              ------------     ------------        -------------

Operating expenses:
Loan servicing fees-parent       1,116,729        1,137,487              91,413
Advisory fees-parent               200,000          200,000              16,667
Directors fees                      28,000           25,500               3,167
General and administrative         169,351          163,577                 167
                              ------------     ------------        -------------
    Total operating expenses     1,514,080        1,526,564             111,414
                              ------------     ------------        -------------

NET INCOME                      21,368,951       21,627,649           1,831,874

PREFERRED STOCK DIVIDENDS       15,562,500       15,562,500           1,253,640
                              ------------     ------------        -------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER          $  5,806,451     $  6,065,149        $    578,234
                              ============     ============        =============

EARNINGS PER COMMON SHARE     $  58,064.51     $  60,651.49        $   5,782.34
                              ============     ============        =============



(1) For the period from inception (November 5, 1996) through December 31, 1996.





              The accompanying Notes to Financial Statements are an
                       integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------



                                                                 Capital
                                                               Contributed
                                        Preferred     Common    in Excess      Retained     Stockholders'
                                          Stock       Stock      of Par        Earnings        Equity
                                      -------------  -------  ------------- -------------  --------------
Issuance of common stock
   on November 5, 1996                $       -      $  100   $        900  $       -      $       1,000

Initial public offering of 103/8%
Noncumulative Exchangeable
Preferred Stock, Series A
   on December 3, 1996

                                        15,000,000     -       129,000,000          -        144,000,000
Capital contribution from
   common stockholder on
   December 3, 1996
                                              -         -      155,999,000          -        155,999,000
Net income                                    -         -             -        1,831,874       1,831,874
Dividends on 103/8%
Noncumulative Exchangeable
   Preferred Stock, Series A
                                              -         -             -       (1,253,640)     (1,253,640)
Dividends on common stock                     -         -           (6,515)     (578,234)       (584,749)
                                      -------------  -------   ------------  ------------  --------------

Balance, December 31, 1996              15,000,000      100    284,993,385          -        299,993,485

Capital contribution from
   common stockholder                         -         -            6,515          -              6,515
Net income                                    -         -             -       21,627,649      21,627,649
Dividends on 103/8%
       Noncumulative Exchangeable
   Preferred Stock, Series A                  -         -             -      (15,562,500)    (15,562,500)
Dividends on common stock                     -         -          (84,851)   (6,065,149)     (6,150,000)
                                      -------------  -------   ------------  ------------  --------------

Balance, December 31, 1997              15,000,000      100    284,915,049          -        299,915,149

Capital contribution from
common stockholder
                                              -         -           84,851          -             84,851
Net income                                    -         -             -       21,368,951      21,368,951
Dividends on 103/8%
   Noncumulative Exchangeable
   Preferred Stock, Series A                  -         -             -      (15,562,500)    (15,562,500)
Dividends on common stock                     -         -           (3,549)   (5,806,451)     (5,810,000)
                                       ------------  -------  -------------  ------------  --------------

Balance, December 31, 1998            $ 15,000,000   $  100   $284,996,351   $      -      $ 299,996,451
                                      =============  =======  =============  ============  ==============






              The accompanying Notes to Financial Statements are an
                       integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                                    Period Ended
                                         Year Ended December 31,    December 31,
                                        -------------------------- -------------
                                          1998          1997          1996(1)
                                        ------------  ------------ -------------
Cash flows from operating activities:

Net income                              $ 21,368,951  $ 21,627,649 $  1,831,874

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
  Provision for loan losses                 10,862        65,195           -
  Gain on sale of real estate
   acquired in settlement of loans, net    (32,937)         -              -
 (Increase) decrease in accounts
   receivable from parent                2,370,771    (4,530,742)    (5,844,149)
 (Increase) decrease in accrued
   interest receivable                     124,852        42,348     (1,604,826)
 (Increase) decrease in prepaid
   expenses                                 99,959      (435,809)          -
  Increase (decrease) in accounts
   payable to parent                        71,130      (319,287)       483,080
  Increase in accounts payable to
   others and accrued expenses               8,061           415          3,334
                                        ------------  ------------ -------------
Net cash provided by (used in)
    operating activities                  24,021,649    16,449,769   (5,130,687)
                                        ------------  ------------ -------------

Cash flows from investing activities:

Purchases of residential mortgage loans (145,009,967) (82,980,950) (301,637,523)
Repayments of residential mortgage
  loans                                  141,718,892    86,649,302    7,133,385
Net proceeds from sale of real
  estate acquired in settlement
  of loan                                   914,790       214,722        -
                                        ------------  ------------ -------------
Net cash provided by (used in)
   investing activities                  (2,376,285)    3,883,074  (294,504,138)
                                        ------------  ------------ -------------

Cash flows from financing activities:

Proceeds from issuance of
  common stock                                -              -            1,000
Net proceeds from issuance of
  preferred stock                             -              -      144,000,000
Capital contribution from
  common stockholder                          84,851         6,515  155,999,000
Dividends paid on preferred stock        (15,562,500)  (12,925,515)        -
Dividends paid on common stock            (5,200,000)   (3,884,749)        -
                                        ------------  ------------- ------------
Net cash provided by (used in)
    financing activities                 (20,677,649)  (16,803,749) 300,000,000
                                        ------------   ------------ ------------

Net increase in cash and
   cash equivalents                          967,715    3,529,094       365,175

Cash and cash equivalents at
   beginning of year                       3,894,269      365,175          -
                                        ------------  ------------  ------------

Cash and cash equivalents at
   end of year                          $  4,861,984  $ 3,894,269   $   365,175
                                        ============  ============  ============

Supplemental disclosures of non-cash activities:

 Net transfer of loans receivable
  to real estate acquired in
  settlement of loans                   $    980,312  $   388,460   $     -
                                        ============  ============  ============

(1) From inception (November 5, 1996) through December 31, 1996

              The accompanying Notes to Financial Statements are an
                       integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

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

The Company used the proceeds raised from the initial public offering of the Series A Preferred Shares, the sale of Common Stock to the Bank and the additional capital contribution to the Company by the Bank to pay the expenses related to the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential mortgage loans at their estimated fair value of approximately $300 million. Such loans were recorded in the accompanying statements of financial condition at their aggregate principal balance, which approximated their estimated fair values.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Residential Mortgage Loans:

Residential mortgage loans are carried at amortized cost. Interest income is accrued and recognized using the weighted average coupon interest rate of the portfolio.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 1998 and 1997 totaling $477,624 and $807,029, respectively.

Allowance for Loan Losses:

Management periodically reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

Concentrations of Credit:

Substantially all of the Company's loans are secured by properties located in the Washington, D.C. metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, D.C. area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers.

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on the 10th day of each month. See Note 7.

Accounts Payable to Parent:

Accounts payable to parent represents fees owed to the Bank for managing the operations of the Company, for servicing the Company's loans and for expenses paid by the Bank on behalf of the Company. See Note 7.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Income Taxes:

The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company is not subject to Federal corporate income taxes to the extent it distributes at least 100% of its annual REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs, five-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period and conventional 30-year fixed-rate mortgages. The following table shows the residential mortgage loan portfolio by type at the dates indicated:


                                               December 31,
                                  --------------------------------------
                                        1998                  1997
                                  -----------------    -----------------
One-Year ARMs                     $     16,159,185     $     27,657,820
Three-Year ARMs                         35,684,740           78,228,562
5/1 ARMs                               100,108,907          165,785,490
10/1 ARMs                              135,436,966           16,196,915
30 Year Fixed-Rate                       5,332,567            2,553,343
                                  -----------------    -----------------
     Total                             292,722,365          290,422,130

  Less:
     Allowance for loan losses              40,333               39,999
                                  -----------------    -----------------

     Total                        $    292,682,032     $    290,382,131
                                  =================    =================


Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

Activity in the allowance for loan losses is summarized as follows:

                                     Year Ended December 31,
                                   --------------------------
                                      1998            1997
                                   -----------    -----------

Beginning balance                  $   39,999     $     -
  Provision for losses                 10,862         65,195
  Charge-offs                         (11,226)       (27,572)
  Recoveries                              698          2,376
                                   -----------    -----------
Ending balance                     $   40,333     $   39,999
                                   ===========    ===========

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

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

The Series A Preferred Shares are redeemable at the option of the Company at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:


                   If redeemed during the
                      12-month period                 Redemption
                    beginning January 15,                Price
                   ----------------------             ----------
                           2007                         $52.594
                           2008                         $52.075
                           2009                         $51.556
                           2010                         $51.038
                           2011                         $51.519
                           2012 and thereafter          $50.000

NOTE 6 - DIVIDENDS:

During the year ended December 31, 1998, the Company's Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company and $5,810,000 of common stock dividends, $5,806,451 of which was paid out of the retained earnings of the Company and $3,549 of which was treated as a return of capital. Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $3,460,000 were paid subsequent to December 31, 1998.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 and 1996

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued):

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least sixty days' notice to the servicer and payment of a termination fee. The servicing fee rate is 0.375% of the outstanding principal balance of the loans. Servicing fees for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 totaled $1,116,729, $1,137,487 and $91,413, respectively.

The Company had cash balances of $4,861,984 and $3,894,269 as of December 31, 1998 and 1997, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $228,017, $140,238 and $2,901 for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively.

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company's financial instruments, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Because the fair value is estimated as of the balance sheet date, the amount which will actually be realized or paid upon settlement or maturity could be significantly different. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 and 1997

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                                   December 31, 1998
                                            ------------------------------
                                               Carrying          Fair
                                                Amount           Value
                                            -------------    -------------
Financial assets:
     Cash and interest-bearing deposits $ 4,861,984 $ 4,861,984 Residential mortgage loans
       receivable, net                        292,682,032      299,823,000
     Other financial assets                     9,441,746        9,441,746

Financial liabilities                           7,585,548        7,585,548


                                                   December 31, 1997
                                            ------------------------------
                                               Carrying          Fair
                                                Amount           Value
                                            -------------    -------------

Financial assets:
     Cash and interest-bearing deposits $ 3,894,269 $ 3,894,269 Residential mortgage loans
       receivable, net                        290,382,131      291,310,000
     Other financial assets                    11,937,369       11,937,369

Financial liabilities                           6,908,167        6,908,167


The following methods and assumptions were used to estimate the fair value amounts at December 31, 1998 and 1997.

Cash and interest-bearing deposits: Carrying amount approximates fair value.

Residential mortgage loans: Fair value is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 and 1997

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

Other financial assets: The carrying amounts of accounts receivable from parent and accrued interest receivable approximate fair value.

Financial liabilities: The carrying amounts of accounts payable to parent, accounts payable to others, dividends payable to parent and dividends payable to others approximate fair value.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company's Board of Directors currently consists of six members, two of whom are not officers or employees of the Company and are not directors, officers or employees of the Bank or any of its affiliates (the "Independent Directors"). Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors met four times during the year ended 1998 and all of its members attended at least 75% of the meetings. The Company currently has eight officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company's current directors and/or executive officers, each of whom has served since 1996.

Name                            Age    Position and Offices Held
----                            ---    -------------------------
B. Francis Saul II              66     Chairman of the Board, President
                                        and Chief Executive Officer
Alexander R. M. Boyle           60     Director
Stephen R. Halpin, Jr.          43     Executive Vice President, Chief Financial
                                        Officer, Treasurer and Director
N. Alexander MacColl, Jr.       64     Director
Leslie A. Nicholson             58     Executive Vice President, General
                                        Counsel and Director
John J. O'Connor III            68     Director

The following is a summary of the experience of the executive officers and/or directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of the B. F. Saul Company since 1969. Mr. Saul has served as the Chairman of the B. F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 1998, B. F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul is the father of B.F. Francis Saul III, a director of the Bank. Mr. Saul also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

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

LESLIE A. NICHOLSON joined the Bank as Executive Vice President and General Counsel in June of 1996. Prior to joining the Bank, Mr. Nicholson had been a partner for twenty four years in the law firm of Shaw Pittman Potts & Trowbridge in Washington, D.C., where he was a member of its Management Committee and Chairman of its Litigation Department. Mr. Nicholson is a member of the American College of Real Estate Lawyers and the American College of Construction Lawyers, where he served as a National Governor for three years, and a member of the Board of Directors of the Frederick M. Abramson Foundation.

JOHN J. O'CONNOR III has been engaged in the practice of law since 1957. He has been a partner in Bryan Cave LLP since 1988.

Audit Committee

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of John J. O'Connor III and N. Alexander MacColl, Jr. The audit committee met two times during 1998.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 1998, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1998.

ITEM 11.        EXECUTIVE COMPENSATION

Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 1998, each of the Independent Directors earned the $750 fee for attending four Board of Directors and two Audit Committee meetings.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 1999, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 1999.

Names and Address of            Amount of Beneficial       Percent of Class of
Beneficial Owner (1)                Ownership               Outstanding Shares
----------------------------    --------------------       --------------------
Chevy Chase Bank, F.S.B.               100                    Common - 100%

B. Francis Saul II (2)(3)                0                               0%

Alexander R. M. Boyle (2)                0                               0%

Stephen R. Halpin, Jr. (2)(3)        1,000                 Preferred - 0.033%

N. Alexander MacColl, Jr. (2)            0                               0%

Leslie A. Nicholson (2)(3)               0                               0%

John J. O'Connor III (2)                 0                               0%

All directors and executive officers
as a group (6 persons)               1,000                 Preferred - 0.033%



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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 1998 totaled $200,000. See "Business - The Advisor."

The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 1998 totaled $1,116,729. See "Business - Servicing."

The Company had cash balances of $4,861,984 as of December 31, 1998 held in various deposit accounts with the Bank. Interest earned on these accounts was $228,017 for the year ended December 31, 1998.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following financial statements of the Company are included in Item 8 of this report:

                  Report of Independent Public Accountants
                  Statements of Financial Condition at December 31, 1998 and
                   1997
                  Statements of Operations for the Years Ended December 31, 1998
                   and 1997 and the Period Ended December 31, 1996
                  Statements of Stockholders' Equity for the Years Ended
                   December 31, 1998 and 1997 and the Period Ended December 31, 1996
                  Statements of Cash Flows for the Years Ended December 31, 1998
                   and 1997 and the Period Ended December 31, 1996

                  Notes to Financial Statements

          (a)(2) All other schedules for which provision is made in the applicable accounting of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

          (a)(3)  Exhibits:

          3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's 1996 Annual Report on Form 10-K).

          3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form S-11 (file number 333-10495) filed by the Company).

          4.1 Articles Supplementary of 103/8% Noncumulative Exchangeable Preferred Stock, Series A.(incorporated herein by reference to Exhibit 4.1 of the Company's 1996 Annual Report on Form 10-K).

          10.1 Residential Mortgage Loan Purchase Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.1 of the Company's 1996 Annual Report on Form 10-K)

          10.2 Mortgage Loan Servicing Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.2 of the Company's 1996 Annual Report on Form 10-K).

          10.3 Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company's 1996 Annual Report on Form 10-K).

*         12.1    Computation of ratio of earnings to fixed charges and
                  Preferred Stock dividend requirements.

*         27      Financial Data Schedule.

          (b) No reports on Form 8-K were issued during the three months ended December 31, 1998.


-------------

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on March 31, 1999.


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




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




March 31, 1999                By:     /s/ Alexander R. M. Boyle
                                      --------------------------
                                      Alexander R. M. Boyle
                                      Director




March 31, 1999                By:     /s/ Joel A. Friedman
                                      --------------------
                                      Joel A. Friedman
                                      Senior Vice President and
                                      Controller
                                      (Principal Accounting Officer)




March 31, 1999                By:     /s/ Stephen R. Halpin, Jr.
                                      --------------------------
                                      Stephen R. Halpin, Jr.
                                      Director,
                                      Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

March 31, 1999               By:     /s/ N. Alexander MacColl, Jr.
                                      -----------------------------
                                      N. Alexander MacColl, Jr.
                                      Director


March 31, 1999                By:     /s/ Leslie A. Nicholson
                                      -----------------------
                                      Leslie A. Nicholson
                                      Director,
                                      Executive Vice President and
                                      General Counsel




March 31, 1999                By:     /s/ John J. O'Connor III
                                      ------------------------
                                      John J. O'Connor III
                                      Director



March 31, 1999                By:     /s/ B. Francis Saul II
                                      ----------------------
                                      B. Francis Saul II
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

EXHIBIT 12.1


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS
--------------------------------------------------------------------------------
                       (in thousands, except ratio data)


                                      Year Ended December 31,    Period Ended
                                      -----------------------    December 31,
                                          1998        1997           1996
                                      ----------    ---------    ------------

Net income                              $21,369      $21,628         $ 1,832

Fixed Charges                              -            -               -
                                      ----------    ---------    ------------
Earnings before fixed charges           $21,369      $21,628         $ 1,832
                                      ==========    =========    ============


Fixed charges, as above                 $  -         $  -            $  -

Preferred stock dividend requirments     15,563       15,563           1,254


Fixed charges including preferred     ----------    ---------    ------------
  stock dividend                        $15,563      $15,563         $ 1,254
                                      ==========    =========    ============

Ratio of earnings to fixed charges and
  preferred stock dividend requirements    1.37       1.39            1.46