Form 10-Q
period 1999-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1999-05-13
CIK 1021179

CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                 March 31, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of April 30, 1999.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1.  Financial Statements:                                              1
      (a)  Statements of Financial Condition at March 31, 1999 and
              December 31, 1998                                             2
      (b)  Statements of Operations for the Three Months Ended
              March 31, 1999 and 1998                                       3
      (c)  Statement of Stockholders' Equity for the Three Months Ended
              March 31, 1999                                                4
      (d)  Statements of Cash Flows for the Three Months Ended
              March 31, 1999 and 1998                                       5
      (e)  Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities                                             12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 31, 1999 (the "1998 10-K").

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                    March 31,      December 31,
                                                      1999            1998
                                                  --------------  --------------
                                     ASSETS

Cash and interest-bearing deposits                $   2,883,346   $   4,861,984
Residential mortgage loans (net of allowance for
   losses of $27,539 and $40,333, respectively)     293,383,635     292,682,032
Real estate acquired in settlement of loans, net        305,834         272,197
Accounts receivable from parent                       7,037,070       8,004,120
Accrued interest receivable                           1,517,337       1,437,626
Prepaid expenses                                        237,471         335,850
                                                  --------------  --------------
   Total assets                                   $ 305,364,693   $ 307,593,809
                                                  ==============  ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable to parent                        $     237,898   $     234,923
Accounts payable to others and accrued expenses          73,447          11,810
Dividends payable to parent                             190,000       3,460,000
Dividends payable to others                           3,890,625       3,890,625
                                                  --------------  --------------
   Total liabilities                                  4,391,970       7,597,358
                                                  --------------  --------------

10 3/8% Noncumulative Exchangeable
  Preferred Stock, $5 par value,
  10,000,000 shares authorized, 3,000,000
  shares issued and outstanding
  (liquidation value of $150,000,000 plus
  accrued and unpaid dividends)                      15,000,000      15,000,000
Common stock, $1 par value,
  1,000 shares authorized, 100 shares
  issued and outstanding                                    100             100
Capital contributed in excess of par                284,999,900     284,996,351
Retained earnings                                       972,723            -
                                                  --------------  --------------

Total stockholders' equity                          300,972,723     299,996,451
                                                  --------------  --------------

    Total liabilities and stockholders' equity    $ 305,364,693   $ 307,593,809
                                                  ==============  ==============





  The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                  1999                1998
                                            ----------------    ----------------
Interest Income
   Residential mortgage loans               $     5,484,652     $     5,701,251
   Other                                             40,904              45,337
                                            ----------------    ----------------

   Total interest income                          5,525,556           5,746,588

Provision for loan losses                            13,520                -
                                            ----------------    ----------------

   Total interest income after
      provision for loan losses                   5,512,036           5,746,588

Gain on sale of real estate acquired in
    settlement of  loans, net                         1,385                 960
                                            ----------------    ----------------

     Total income                                 5,513,421           5,747,548
                                            ----------------    ----------------

Operating Expenses
   Loan servicing fees paid to parent               272,904             272,065
   Advisory fees paid to parent                      50,000              50,000
   Directors fees                                     6,500               7,000
   General and administrative                       130,669              37,087
                                            ----------------    ----------------

     Total operating expenses                       460,073             366,152
                                            ----------------    ----------------

NET INCOME                                  $     5,053,348     $     5,381,396
                                            ================    ================

PREFERRED STOCK DIVIDENDS                         3,890,625           3,890,625
                                            ----------------    ----------------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER                       $     1,162,723     $     1,490,771
                                            ================    ================

EARNINGS PER COMMON SHARE                   $     11,627.23     $     14,907.71
                                            ================    ================






  The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                     Capital
                                                   Contributed                    Total
                              Preferred   Common    in Excess    Retained      Stockholders'
                                Stock     Stock      of Par      Earnings        Equity
                             ------------  -----  -------------  ------------  -------------
Balance, December 31, 1998   $15,000,000   $100   $284,996,351   $    -        $299,996,451

Net income                          -        -            -       5,053,348       5,053,348

Capital contribution from
 common stockholder                 -        -           3,549        -               3,549

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A          -        -            -      (3,890,625)     (3,890,625)

Dividends on Common Stock           -        -            -        (190,000)       (190,000)
                             ------------  -----  -------------  ------------  -------------

Balance, March 31, 1999      $15,000,000   $100   $284,999,900   $   972,723   $300,972,723
                             ============  =====  =============  ============  =============























  The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------

                                                     1999              1998
                                                --------------    --------------
Cash flows from operating activities:

Net income                                      $   5,053,348     $   5,381,396

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                            13,520              -
  Gain on sale of real estate acquired in
   settlement of loans, net                            (1,385)             (960)
  (Increase) decrease in accounts receivable
   from parent                                        967,050        (4,008,646)
  Increase in accrued interest receivable             (79,711)          (43,126)
  Decrease in prepaid expenses                         98,379            23,433
  Increase in accounts payable to parent                2,975            18,561
  Increase in accounts payable  to others
   and accrued expenses                                61,637             4,298
                                                --------------    --------------

  Net cash provided by operating activities         6,115,813         1,374,956
                                                --------------    --------------

Cash flows from investing activities:
  Purchases of residential mortgage loans         (23,292,328)      (41,413,498)
  Repayments of residential mortgage loans         22,284,891        45,329,341
  Net proceeds on sale of real estate acquired
   in settlement of loans                             260,062           146,516
                                                --------------    --------------

  Net cash provided by(used in)investing
   activities                                        (747,375)        4,062,359
                                                --------------    --------------

Cash flows from financing activities:
  Capital contribution from common stockholder          3,549            84,851
  Dividends paid on preferred stock                (3,890,625)       (3,890,625)
  Dividends paid on common stock                   (3,460,000)       (2,850,000)
                                                --------------    --------------

  Net cash used in financing activities            (7,347,076)       (6,655,774)
                                                --------------    --------------

Net decrease in cash and cash equivalents          (1,978,638)       (1,218,459)

Cash and cash equivalents at beginning of period    4,861,984         3,894,269
                                                --------------    --------------

Cash and cash equivalents at end of period      $   2,883,346     $   2,675,810
                                                ==============    ==============

Supplemental disclosures of non-cash activities:
 Loans receivable transferred to real estate
  acquired in settlement of loans               $     292,314     $     342,664
                                                ==============    ==============



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

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs and five-year, seven-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                      March 31,                 December 31,
                                        1999                       1998
                                --------------------        --------------------
 One-year ARMs                  $        15,615,322         $        16,159,185
 Three-year ARMs                         30,246,643                  35,684,740
 5/1 ARMs                                98,720,374                 100,108,907
 7/1 ARMs                                 1,072,835                        -
 10/1 ARMs                              142,500,203                 135,436,966
 30 year fixed-rate                       5,255,797                   5,332,567
                                --------------------        --------------------
    Total                               293,411,174                 292,722,365

 Less:
  Allowance for loan losses                  27,539                      40,333
                                --------------------        --------------------

    Total                       $       293,383,635         $       292,682,032
                                ====================        ====================



NOTE 3 - PREFERRED STOCK

Cash dividends on the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 1999, the Company's Board of Directors declared $3,890,625 and $190,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At March 31, 1999, the Company had $293,383,635 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $701,603 increase from the balance at December 31, 1998, resulted from Residential Mortgage Loan purchases of $23,292,328, which were offset by principal collections of $22,284,891 and provisions for loan losses of $13,520. The Company transferred two loans with an aggregate principal balance of $292,314 to real estate acquired in settlement of loans ("REO") during the three months ended March 31, 1999. In addition, the Company received proceeds of $260,062 on the sale of one REO property during the three months ended March 31, 1999. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At March 31, 1999, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $399,868.

At March 31, 1999, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $484,012 (or 0.16% of loans).

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

                                                    Three Months
                                                       Ended
                                                      March 31,
                                      ------------------------------------------
                                           1999                        1998
                                      ---------------            ---------------
Balance at beginning of period        $       40,333             $       39,999
Provision for loan losses                     13,520                       -
Charge-offs                                  (26,314)                      -
Recoveries                                      -                           334
                                      ---------------            ---------------

Balance at end of period              $       27,539             $       40,333
                                      ===============            ===============

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. During recent periods, primarily as a result of a decline in interest rates, the Company experienced an increase in prepayments on its Residential Mortgage Loans. In response, the Company altered the mix of the loans that it purchases. Specifically, the Company purchased more 10/1 ARMs from the Bank, which typically have higher yields than other adjustable rate loan types.

Based on the outstanding balance of the Company's Residential Mortgage Loans at March 31, 1999 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 132.9% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company's market risk disclosures for the year ended December 31, 1998 included in the 1998 10-K.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100 percent of its annual REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

During the three months ended March 31, 1999 and 1998, the Company reported net income of $5,053,348 and $5,381,396, respectively.

Interest income on Residential Mortgage Loans totaled $5,484,652 and $5,701,251 for the three months ended March 31, 1999 and 1998, respectively, which represents an average yield on such loans of 7.50% and 7.94%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $292,637,062 and $287,187,664 for the three months ended March 31, 1999 and 1998, respectively. The Company would have recorded an additional $10,715 and $26,094 in interest income for the three months ended March 31, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $40,904 and $45,337 was recognized on the Company's interest bearing deposits during the three months ended March 31, 1999 and 1998, respectively.

A provision for loan losses of $13,520 was recorded on the Company's loan portfolio during the three months ended March 31, 1999. No provision for loan losses was recorded during the three months ended March 31, 1998.

The Company recognized a gain of $1,385 on the sale of one REO property during the three months ended March 31, 1999. The Company recognized a gain of $960 on the sale of one REO property during the three months ended March 31, 1998.

Operating expenses totaling $460,073 and $366,152 for the three months ended March 31, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $272,904 and $272,065, for the three months ended March 31 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended March 31, 1999 and 1998 totaled $50,000 for each period. Directors fees totaled $6,500 and $7,000 for the three months ended March 31, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $130,669 and $37,087 for the three months ended March 31, 1999 and 1998, respectively, and consist primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute
of   Certified   Public   Accountants'    Statement   of   Position   98-5
"Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

On March 23, 1999, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on April 15, 1999.

The Company also declared on March 23, 1999, out of the retained earnings of the Company, a cash dividend of $1,900 per share of common stock. The $190,000 dividend was paid on April 15, 1999.

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

With respect to the payors of the mortgage loans held by the Company, the Company also does not expect any material impact from the year 2000. Potential Year 2000 Compliance risk in this area could arise from the inability of such payors to timely make their payments because of problems with their own internal payment systems. This would result in decreased revenues for the Company, which could have an adverse effect on the payment of dividends by the Company and the market price of the Company's stock. However, the investment policy of the Company is to have 95% of its portfolio in mortgage assets consisting of either Residential Mortgage Loans or mortgage-backed securities. As of March 31, 1999, all of the assets of the Company consisted of Residential Mortgage Loans. The Company believes that Residential Mortgage Loans are not likely to be materially affected by the year 2000 because the payments are made by individuals rather than organizations that are more heavily dependent on technology.

To date, the Company has made no expenditures in connection with Year 2000 Compliance because of its ability to rely on the Bank's Year 2000 Compliance program. For the same reason, the Company does not expect to face any Year 2000 Compliance expenses in the future.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk", which is hereby incorporated herein by reference.

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

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




 May 13, 1999                  By:  /s/ Stephen R. Halpin, Jr.
                                     --------------------------
                                     Stephen R. Halpin, Jr.
                                     Director,
                                     Executive Vice President, Treasurer and
                                      Chief Financial Officer
                                     (Principal Financial Officer)



May 13, 1999                   By:  /s/ Joel A. Friedman
                                     --------------------
                                     Joel A. Friedman
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
  No.     Exhibit

  11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.

  27      Financial Data Schedule.