Form 10-Q
period 1999-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1999-08-16
CIK 1021179

CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1999

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 1999.
--------------------------------------------------------------------------------

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1. Financial Statements:                                               1
        (a)     Statements of Financial Condition at June 30, 1999
                  and December 31, 1998                                     2
        (b)     Statements of Operations for the Three Months and
                  Six Months Ended June 30, 1999 and 1998                   3
        (c)     Statement of Stockholders' Equity for the Six
                  Months Ended June 30, 1999                                4
        (d)     Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 1998                                    5
        (e)     Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                       June 30,    December 31,
                                                         1999          1998
                                                     ------------  ------------
                                     ASSETS

Cash and interest-bearing deposits                   $  3,790,381  $  4,861,984
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                297,800,509   292,682,032
Real estate acquired in settlement of loans, net          241,540       272,197
Accounts receivable from parent                         2,780,197     8,004,120
Accrued interest receivable                             1,555,174     1,437,626
Prepaid expenses                                          122,932       335,850
                                                     ------------  ------------
         Total assets                                $306,290,733  $307,593,809
                                                     ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                           $    244,725  $    234,923
Accrued expenses                                           81,247        11,810
Dividends payable to parent                             1,100,000     3,460,000
Dividends payable to others                             3,890,625     3,890,625
                                                     ------------  ------------
Total liabilities                                       5,316,597     7,597,358
                                                     ------------  ------------

10 3/8% Noncumulative Exchangeable Preferred
  Stock, $5 par value, 10,000,000 shares
  authorized, 3,000,000  shares issued and
  outstanding  (liquidation  value of
  $150,000,000 plus accrued and unpaid dividends)      15,000,000    15,000,000
Common stock, $1 par value, 1,000 shares
  authorized, 100 shares issued and outstanding               100           100
Capital contributed in excess of par                  284,999,900   284,996,351
Retained earnings                                         974,136         -
                                                     ------------  ------------
Total stockholders' equity                            300,974,136   299,996,451
                                                     ------------  ------------
      Total liabilities and stockholders' equity     $306,290,733  $307,593,809
                                                     ============  ============





The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              ------------------------  ------------------------
                                  1999        1998        1999          1998
                              -----------  -----------  -----------  -----------
Interest Income
 Residential mortgage loans   $5,424,076   $5,720,076   $10,908,728  $11,421,327
 Other                            41,184       64,873        82,088      110,210
                              -----------  -----------  -----------  -----------
 Total interest income         5,465,260    5,784,949    10,990,816   11,531,537

Provision for loan losses         13,034          -          26,554          -
                              -----------  -----------  -----------  -----------
 Total interest income after
   provision for loan losses   5,452,226    5,784,949    10,964,262   11,531,537

Gain on sale of real estate
 acquired in settlement of
 loans, net                          286        3,991         1,671        4,951
                              -----------  -----------  -----------  -----------
 Total income                  5,452,512    5,788,940    10,965,933   11,536,488
                              -----------  -----------  -----------  -----------
Operating Expenses
 Loan servicing fees paid
  to parent                      276,583      275,827       549,487      547,892
 Advisory fees paid to parent     50,000       50,000       100,000      100,000
 Directors fees                    6,500        6,500        13,000       13,500
 General and administrative      127,391       34,545       258,060       71,632
                              -----------  -----------  -----------  -----------
 Total operating expenses        460,474      366,872       920,547      733,024
                              ===========  ===========  ===========  ===========
NET INCOME                    $4,992,038   $5,422,068   $10,045,386  $10,803,464
                              ===========  ===========  ===========  ===========
PREFERRED STOCK DIVIDENDS      3,890,625    3,890,625     7,781,250    7,781,250
                              -----------  -----------  -----------  -----------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER           $1,101,413   $1,531,443   $ 2,264,136  $ 3,022,214
                              ===========  ===========  ===========  ===========
EARNINGS PER COMMON SHARE     $11,014.13   $15,314.43   $ 22,641.36  $ 30,222.14
                              ===========  ===========  ===========  ===========






The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                                         Capital
                                                       Contributed                   Total
                              Preferred     Common      in Excess     Retained    Stockholders'
                                Stock       Stock        of Par       Earnings       Equity
                             -----------    -------  -------------  ------------  --------------

Balance, December 31, 1998   $15,000,000     $100    $284,996,351   $    -        $299,996,451

Net income                         -           -            -        10,045,386     10,045,386

Capital contribution from
 common stockholder                -           -            3,549          -             3,549

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A         -           -            -        (7,781,250)    (7,781,250)

Dividends on Common Stock          -           -            -        (1,290,000)    (1,290,000)
                             -----------    -------  -------------  ------------  --------------
Balance, June 30, 1999       $15,000,000     $100    $284,999,900   $   974,136   $300,974,136
                             ===========    =======  =============  ============  ==============










The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                  ------------------------------
                                                        1999            1998
                                                  --------------  --------------
Cash flows from operating activities:

Net income                                        $ 10,045,386    $  10,803,464

Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                          26,554               -
     Gain on sale of real estate acquired in
      settlement of loans, net                          (1,671)          (4,951)
     Decrease in accounts receivable from parent     5,223,923        1,218,604
     Increase in accrued interest receivable          (117,548)        (151,441)
     Decrease in prepaid expenses                      212,918           48,667
     Increase in accrued expenses                       69,437            4,125
     Increase (decrease) in accounts payable
      to parent                                          9,802           (8,068)
     Decrease in accounts payable  to others                -            (3,749)
                                                  --------------  --------------
     Net cash provided by operating activities      15,468,801       11,906,651
                                                  --------------  --------------
Cash flows from investing activities:
     Purchases of residential mortgage loans       (47,676,236)     (81,762,466)
     Repayments of residential mortgage loans       41,997,591       80,593,458
     Net proceeds on sale of real estate
      acquired in settlement of loans                  565,942          354,494
                                                  --------------  --------------
     Net cash provided by (used in)
      investing activities                          (5,112,703)        (814,514)
                                                  --------------  --------------
Cash flows from financing activities:
     Capital contribution from common stockholder        3,549           84,851
     Dividends paid on preferred stock              (7,781,250)      (7,781,250)
     Dividends paid on common stock                 (3,650,000)      (3,200,000)
                                                  --------------  --------------
     Net cash used in financing activities         (11,427,701)     (10,896,399)
                                                  --------------  --------------
Net increase (decrease) in cash and
 cash equivalents                                   (1,071,603)         195,738

Cash and cash equivalents at beginning of period     4,861,984        3,894,269
                                                  --------------  --------------
Cash and cash equivalents at end of period        $  3,790,381    $   4,090,007
                                                  ==============  ==============
Supplemental disclosures of non-cash activities:
     Loans receivable transferred to real estate
      acquired in settlement of loans             $    533,614    $     562,694
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


NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable rate mortgages ("ARMs"), three-year ARMs and five-year, seven-year and ten-year fixed-rate loans with automatic conversion to one-year ARMs after the end of the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                   June 30,               December 31,
                                        1999                 1998
                                   -------------         -------------
    One-year ARMs                  $ 13,423,490          $ 16,159,185
    Three-year ARMs                  27,059,220            35,684,740
    5/1 ARMs                         98,605,599           100,108,907
    7/1 ARMs                          6,844,196                  -
    10/1 ARMs                       146,566,784           135,436,966
    30 year fixed-rate                5,341,553             5,332,567
                                   -------------         -------------
         Total                      297,840,842           292,722,365

    Less:
       Allowance for loan losses         40,333                40,333
                                   -------------         -------------
         Total                     $297,800,509          $292,682,032
                                   =============         =============


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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended June 30, 1999, the Company's Board of Directors declared $3,890,625 and $1,100,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in July, 1999.

During  the  six  months  ended  June 30, 1999, the Company's Board of Directors
declared   $7,781,250  and  $1,290,000  of  preferred  stock  and  common  stock dividends, respectively, out of the retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At June 30, 1999, the Company had $297,800,509 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $5,118,477 increase from the balance at December 31, 1998, resulted from Residential Mortgage Loan purchases of $47,676,236, which were offset by principal collections of $41,997,591 and provisions for loan losses of $26,554. The Company transferred three loans with an aggregate principal balance of $533,614 to real estate acquired in settlement of loans ("REO") during the six months ended June 30, 1999. In addition, the Company received proceeds of $565,942 on the sale of three REO properties during the six months ended June 30, 1999. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At June 30, 1999, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $377,369.

At June 30, 1999, the Company had four loans which were delinquent 30-89 days with an aggregate principal balance of $742,793 (or 0.24% of loans).

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

                                       Six Months             Three Months
                                         Ended                    Ended
                                        June 30,                 June 30,
                                  --------------------     --------------------
                                     1999      1998           1999      1998
                                  ---------  ---------     ---------  ---------
Balance at beginning of period     $40,333    $39,999       $27,539    $40,333
Provision for loan losses           26,554        -          13,034        -
Charge-offs                        (26,554)      (364)         (240)       -
Recoveries                             -          698           -          -
                                  ---------  ---------     ---------  ---------
Balance at end of period           $40,333    $40,333       $40,333    $40,333
                                  =========  =========     =========  =========

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 1999 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 133% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

During the three months ended June 30, 1999 and 1998, the Company reported net income of $4,992,038 and $5,422,068, respectively.

Interest income on Residential Mortgage Loans totaled $5,424,076 and $5,720,076 for the three months ended June 30, 1999 and 1998, respectively, which represents an average yield on such loans of 7.40% and 7.93%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $293,340,723 and $288,494,139 for the three months ended June 30, 1999 and 1998, respectively. The Company would have recorded an additional $8,502 and $5,987 in interest income for the three months ended June 30, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $41,184 and $64,873 was recognized on the Company's interest bearing deposits during the three months ended June 30, 1999 and 1998, respectively.

A provision for loan losses of $13,034 was recorded on the Company's loan portfolio during the three months ended June 30, 1999. No provision for loan losses was recorded during the three months ended June 30, 1998.

The Company recognized a gain of $286 on the sale of one REO property during the three months ended June 30, 1999. The Company recognized a gain of $3,991 on the sale of two REO properties during the three months ended June 30, 1998.


Operating expenses totaling $460,474 and $366,872 for the three months ended June 30, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $276,583 and $275,827, for the three months ended June 30, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended June 30, 1999 and 1998 totaled $50,000 for each period. Directors fees totaled $6,500 for both the three months ended June 30, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $127,391 and $34,545 for the three months ended June 30, 1999 and 1998, respectively, and consist primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

On June 29, 1999, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on July 15, 1999.

The Company also declared on June 29, 1999, out of the retained earnings of the Company, a cash dividend of $11,000 per share of common stock. The $1,100,000 dividend was paid on July 15, 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

During the six months ended June 30, 1999 and 1998, the Company reported net income of $10,045,386 and $10,803,464, respectively.

Interest income on Residential Mortgage Loans totaled $10,908,728 and $11,421,327 for the six months ended June 30, 1999 and 1998, respectively, which represents an average yield on such loans of 7.45% and 7.94%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $292,988,893 and $287,840,901 for the six months ended June 30, 1999 and 1998, respectively. The Company would have recorded an additional $19,217 and $24,421 in interest income for the six months ended June 30, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $82,088 and $110,210 was recognized on the Company's interest bearing deposits during the six months ended June 30, 1999 and 1998, respectively.

The Company recorded provision for loan losses of $26,554 for the six months ended June 30, 1999. No provision for loan losses was recorded for the six months ended June 30, 1998.

The Company recognized a gain of $1,671 on the sale of three properties classified as real estate acquired in settlement of loans during the six months ended June 30, 1999.

Operating expenses totaling $920,547 and $733,024 for the six months ended June 30, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $549,487 and $547,892, for the six months ended June 30, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the six months ended June 30, 1999 and 1998 totaled $100,000 for each period. Directors fees totaled $13,000 and $13,500 for the six months ended June 30, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

During the six months  ended June 30,  1999,  the  Company's  Board of Directors
declared   $7,781,250  and  $1,290,000  of  preferred  stock  and  common  stock dividends, respectively, out of the retained earnings of the Company.

YEAR 2000 ISSUES

As the year 2000 approaches, companies are facing "Year 2000 Compliance" issues in at least three critical areas: internal systems, dependencies with suppliers and service providers, and dependencies with customers (or, in the Company's case, payors on the mortgage loans held by the Company). Year 2000 Compliance means the ability of hardware, software and other processing capabilities to interpret and manipulate correctly all date data up to and through the year 2000, including the computation of leap years. Year 2000 Compliance issues arise because many commonly used software and hardware systems were programmed to use two-digit year representations with the century of 19 implied. Thus, in the year 2000, those systems will treat 00 as 1900 instead of 2000 and may fail to produce proper results.

Because the Company's operations are performed in their entirety under contract with the Bank, the Company has no equipment or systems of its own. Therefore, the Company does not believe that it faces any internal Year 2000 Compliance risk.

For the same reason, the Company is heavily dependent on the Year 2000 Compliance of its sole service provider, the Bank. The Bank is subject to strict deadlines for Year 2000 Compliance and other detailed Year 2000 Compliance guidelines established by the Office of Thrift Supervision and the Federal Financial Institutions Examination Council. The Bank has advised the Company that as of June 30, 1999, all such deadlines have been met and all phases of the Bank's Year 2000 program have been completed with respect to mission critical systems. Accordingly, the Company does not expect to suffer any material adverse impact from the year 2000 on the services provided by the Bank.

With respect to the payors of the mortgage loans held by the Company, the Company also does not expect any material impact from the year 2000. Potential Year 2000 Compliance risk in this area could arise from the inability of such payors to timely make their payments because of problems with their own internal payment systems. This would result in decreased revenues for the Company, which could have an adverse effect on the payment of dividends by the Company and the market price of the Company's stock. However, the investment policy of the Company is to have 95% of its portfolio in mortgage assets consisting of either Residential Mortgage Loans or mortgage-backed securities. As of June 30, 1999, all of the assets of the Company consisted of Residential Mortgage Loans. The Company believes that Residential Mortgage Loans are not likely to be materially affected by the year 2000 because the payments are made by individuals rather than organizations that are more heavily dependent on technology.

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

None.


ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

 Exhibit
   No.     Exhibit
--------   --------
   11      Computation of Earnings Per Common Share included in Part I, Item 1 of this report
   27      Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this   report to be  signed  on its  behalf by the
undersigned thereunto duly authorized.


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




 August 16, 1999                  By:   /s/ Stephen R. Halpin, Jr.
                                        ---------------------------
                                        Stephen R. Halpin, Jr.
                                        Director,
                                        Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                        (Principal Financial Officer)



August 16, 1999                   By:   /s/ Joel A. Friedman
                                        ----------------------------
                                        Joel A. Friedman
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)

Exhibit Index


Exhibit
  No.     Exhibit
-------   -------
  11      Computation of Earnings Per Common Share included in Part I, Item 1 of this report.

  27      Financial Data Schedule.