Form 10-Q
period 1999-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 1999-11-15
CIK 1021179

CHEVY CHASE
                         PREFERRED CAPITAL CORPORATION
                                   FORM 10-Q
                               September 30, 1999

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 1999.
--------------------------------------------------------------------------------

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1. Financial Statements:                                               1
        (a) Statements of Financial Condition at September 30, 1999
             and December 31, 1998                                          2
        (b) Statements of Operations for the Three and Nine Months
             Ended September 30, 1999 and 1998                              3
        (c) Statement of Stockholders' Equity for the Nine Months
             Ended September 30, 1999                                       4
        (d) Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and 1998                                    5
        (e) Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                    September 30,   December 31,
                                                        1999           1998
                                                   -------------   -------------
                                     ASSETS

Cash and interest-bearing deposits                 $   3,998,961   $   4,861,984
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)               296,562,427     292,682,032
Real estate acquired in settlement of loans, net         220,298         272,197
Accounts receivable from parent                        3,892,811       8,004,120
Accrued interest receivable                            1,422,627       1,437,626
Prepaid expenses                                          58,782         335,850
                                                   -------------   -------------
     Total assets                                  $ 306,155,906   $ 307,593,809
                                                   =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                         $     257,784   $     234,923
Accrued expenses                                          75,636          11,810
Dividends payable to parent                              300,000       3,460,000
Dividends payable to others                            3,890,625       3,890,625
                                                   -------------   -------------
   Total liabilities                                   4,524,045       7,597,358
                                                   -------------   -------------

10 3/8% Noncumulative Exchangeable Preferred
  Stock, $5 par value, 10,000,000 shares
  authorized,  3,000,000  shares issued and
  outstanding  (liquidation  value of
  $150,000,000 plus accrued and unpaid dividends)     15,000,000      15,000,000
Common stock, $1 par value, 1,000 shares
  authorized, 100 shares issued and outstanding              100             100
Capital contributed in excess of par                 284,999,900     284,996,351
Retained earnings                                      1,631,861           -
                                                   -------------   -------------
Total stockholders' equity                           301,631,861     299,996,451
                                                   -------------   -------------

     Total liabilities and stockholders' equity    $ 306,155,906   $ 307,593,809
                                                   =============   =============




The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  ------------------------
                                   1999          1998         1999         1998
                              -----------  -----------  -----------  -----------
Interest Income
 Residential mortgage loans   $ 5,263,395  $ 5,639,820  $16,172,123  $17,061,147
 Other                             38,207       62,268      120,295      172,478
                              -----------  -----------  -----------  -----------
  Total interest income         5,301,602    5,702,088   16,292,418   17,233,625
                              -----------  -----------  -----------  -----------
Provision for loan losses           -           10,862       26,554       10,862
                              -----------  -----------  -----------  -----------
  Total interest income after
   provision for loan losses    5,301,602    5,691,226   16,265,864   17,222,763

Gain on sale of real estate
 acquired in settlement of
 loans, net                             8       27,544        1,679       32,495
                              -----------  -----------  -----------  -----------
  Total income                  5,301,610    5,718,770   16,267,543   17,255,258
                              -----------  -----------  -----------  -----------
Operating Expenses
 Loan servicing fees paid
  to parent                       278,113      282,667      827,600      830,559
 Advisory fees paid to parent      50,000       50,000      150,000      150,000
 Directors fees                     6,500        8,000       19,500       21,500
 General and administrative       118,647       57,154      376,707      128,786
                              -----------  -----------  -----------  -----------
  Total operating expenses        453,260      397,821    1,373,807    1,130,845
                              -----------  -----------  -----------  -----------
NET INCOME                    $ 4,848,350  $ 5,320,949  $14,893,736  $16,124,413
                              ===========  ===========  ===========  ===========
PREFERRED STOCK DIVIDENDS       3,890,625    3,890,625   11,671,875   11,671,875
                              -----------  -----------  -----------  -----------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER           $   957,725  $ 1,430,324  $ 3,221,861  $ 4,452,538
                              ===========  ===========  ===========  ===========
EARNINGS PER COMMON SHARE     $  9,577.25  $ 14,303.24  $ 32,218.61  $ 44,525.38
                              ===========  ===========  ===========  ===========




The Notes to Financial Statements are an integral part of these statements.

                             CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Unaudited)



                                                         Capital
                                                       Contributed                      Total
                                 Preferred   Common     in Excess      Retained      Stockholders'
                                   Stock      Stock      of  Par       Earnings        Equity
                                -----------  ------    ------------  -------------   -------------

Balance, December 31, 1998      $15,000,000   $ 100    $284,996,351  $      -        $299,996,451

Net income                            -          -            -        14,893,736      14,893,736

Capital contribution from
  common stockholder                  -          -            3,549         -               3,549

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A           -          -            -       (11,671,875)    (11,671,875)

Dividends on Common Stock             -          -            -        (1,590,000)     (1,590,000)
                                -----------  ------    ------------  -------------   -------------
Balance, September 30, 1999     $15,000,000   $ 100    $284,999,900  $  1,631,861    $301,631,861
                                ===========  ======    ============  =============   =============













    The Notes to Financial Statements are an integral part of these statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                          1999          1998
                                                     ------------- -------------
Cash flows from operating activities:

Net income                                           $ 14,893,736  $ 16,124,413

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                               26,554        10,862
   Gain on sale of real estate acquired in
    settlement of loans, net                               (1,679)      (32,495)
   Decrease in accounts receivable from parent          4,111,309     4,138,917
   (Increase) decrease in accrued interest receivable      14,999       (54,066)
   Decrease in prepaid expenses                           277,068        74,563
   Increase in accrued expenses                            63,826         7,783
   Increase in accounts payable to parent                  22,861        59,976
   Decrease in accounts payable  to others                    -          (3,749)
                                                     ------------- -------------
   Net cash provided by operating activities           19,408,674    20,326,204
                                                     ------------- -------------
Cash flows from investing activities:
   Purchases of residential mortgage loans            (64,109,973) (112,112,436)
   Repayments of residential mortgage loans            59,449,112   107,348,484
   Net proceeds on sale of real estate acquired
    in settlement of loans                                807,490       768,928
                                                     ------------- -------------
   Net cash provided by (used in) investing activities (3,853,371)   (3,995,024)
                                                     ------------- -------------
Cash flows from financing activities:
   Capital contribution from common stockholder             3,549        84,851
   Dividends paid on preferred stock                  (11,671,875)  (11,671,875)
   Dividends paid on common stock                      (4,750,000)   (4,200,000)
                                                     ------------- -------------
   Net cash used in financing activities              (16,418,326)  (15,787,024)
                                                     ------------- -------------
Net increase (decrease) in cash and cash equivalents     (863,023)      544,156

Cash and cash equivalents at beginning of period        4,861,984     3,894,269
                                                     ------------- -------------
Cash and cash equivalents at end of period           $  3,998,961  $  4,438,425
                                                     ============= =============
Supplemental disclosures of non-cash activities:
   Loans receivable transferred to real estate
    acquired in settlement of loans                  $    753,912  $    980,312



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

                                      September 30,       December 31,
                                          1999               1998
                                    ---------------     ---------------
        One-year ARMs                $  12,485,988       $  16,159,185
        Three-year ARMs                 23,838,568          35,684,740
        5/1 ARMs                        92,890,218         100,108,907
        7/1 ARMs                        12,307,244               -
        10/1 ARMs                      149,761,730         135,436,966
        30 year fixed-rate               5,319,012           5,332,567
                                    ---------------     ---------------
             Total                     296,602,760         292,722,365

        Less:
         Allowance for loan losses          40,333              40,333
                                    ---------------     ---------------
             Total                   $ 296,562,427       $ 292,682,032
                                    ===============     ===============

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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended September 30, 1999, the Company's Board of Directors declared $3,890,625 and $300,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in October, 1999.

During the nine months ended September 30, 1999, the Company's Board of Directors declared $11,671,875 and $1,590,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At September 30, 1999, the Company had $296,562,427 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,880,395 increase from the balance at December 31, 1998, resulted from Residential Mortgage Loan purchases of $64,109,973, which were offset by principal collections of $59,449,112 and provisions for loan losses of $26,554. The Company transferred four loans with an aggregate principal balance of $753,912 to real estate acquired in settlement of loans ("REO") during the nine months ended September 30, 1999. In addition, the Company received proceeds of $807,490 on the sale of four REO properties during the nine months ended September 30, 1999. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At September 30, 1999, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $530,036.

At September 30, 1999, the Company had 6 loans which were delinquent 30-89 days with an aggregate principal balance of $1,273,468 (or .43% of loans).

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

                                       Three Months               Nine Months
                                         Ended                       Ended
                                      September 30,              September 30,
                                    ------------------        ------------------
                                     1999      1998            1999       1998
                                    --------  --------        --------  --------
Balance at beginning of period      $40,333   $40,333         $40,333   $39,999
Provision for loan losses               -      10,862          26,554    10,862
Charge-offs                             -     (10,862)        (26,554)  (11,226)
Recoveries                              -         -               -         698
                                    --------  --------        --------  --------
Balance at end of period            $40,333   $40,333         $40,333   $40,333
                                    ========  ========        ========  ========

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 1999 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 131.6% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes 100 percent of its annual REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

During the three months ended September 30, 1999 and 1998, the Company reported net income of $4,848,350 and $5,320,949, respectively.

Interest income on Residential Mortgage Loans totaled $5,263,395 and $5,639,820 for the three months ended September 30, 1999 and 1998, respectively, which represents an average yield on such loans of 7.14% and 7.76%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $294,710,389 and $290,889,994 for the three months ended September 30, 1999 and 1998, respectively. The Company would have recorded an additional $10,317 and $16,290 in interest income for the three months ended September 30, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $38,207 and $62,268 were recognized on the Company's interest bearing deposits during the three months ended September 30, 1999 and 1998, respectively.

No provision for loan losses was recorded for the three months ended September 30, 1999. A provision for loan losses of $10,862 was recorded on the Company's loan portfolio during the three months ended September 30,1998.

The Company recognized a gain of $8 on the sale of one REO property during the three months ended September 30, 1999. The Company recognized aggregate gains of $27,544 on the sales of two REO properties during the three months ended September 30, 1998.

Operating expenses totaling $453,261 and $397,821 for the three months ended September 30, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $278,113 and $282,667, for the three months ended September 30, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended September 30, 1999 and 1998 totaled $50,000 for each period. Directors fees totaled $6,500 and $8,000 for the three months ended September 30, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $118,647 and $57,154 for the three months ended September 30, 1999 and 1998, respectively, and consist primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

On September 14, 1999, the Company declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on October 15, 1999. 1 The Company's Board of Directors also declared on September 14 , 1999, out of the retained earnings of the Company, a cash dividend of $3,000 per share of common stock. The $300,000 dividend was paid on October 15, 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

During the nine months ended September 30, 1999 and 1998, the Company reported net income of $14,893,736 and $16,124,413, respectively.

Interest income on Residential Mortgage Loans totaled $16,172,123 and $17,061,147 for the nine months ended September 30, 1999 and 1998, respectively, which represents an average yield on such loans of 7.35% and 7.88%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $293,562,725 and $288,857,265 for the nine months ended September 30, 1999 and 1998, respectively. The Company would have recorded an additional $29,534 and $40,711 in interest income for the nine months ended September 30, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $120,295 and $172,478 was recognized on the Company's interest bearing deposits during the nine months ended September 30, 1999 and 1998, respectively.

The Company recorded provisions for loan losses of $26,554 and $10,862 for the nine months ended September 30, 1999 and 1998, respectively.

The Company recognized aggregate gains of $1,679 on the sales of four properties classified as real estate acquired in settlement of loans during the nine months ended September 30, 1999. The Company recognized aggregate gains of $32,495 on the sales of five REO properties during the nine months ended September 30, 1998.


Operating expenses totaling $1,373,807 and $1,130,845 for the nine months ended September 30, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $827,600 and $830,559, for the nine months ended September 30, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the nine months ended September 30, 1999 and 1998 totaled $150,000 for each period. Directors fees totaled $19,500 and $21,500 for the nine months ended September 30, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consist primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

During the nine months ended September 30, 1999, the Company's Board of Directors declared $11,671,875 and $1,590,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

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

For the same reason, the Company is heavily dependent on the Year 2000 Compliance of its sole service provider, the Bank. The Bank is subject to strict deadlines for Year 2000 Compliance and other detailed Year 2000 Compliance guidelines established by the Office of Thrift Supervision and the Federal Financial Institutions Examination Council. The Bank has advised the Company that as of September 30, 1999, all such deadlines have been met and all phases of the Bank's Year 2000 program have been completed with respect to mission critical systems. Accordingly, the Company does not expect to suffer any material adverse impact from the year 2000 on the services provided by the Bank.

With respect to the payors of the mortgage loans held by the Company, the Company also does not expect any material impact from the year 2000. Potential Year 2000 Compliance risk in this area could arise from the inability of such payors to timely make their payments because of problems with their own internal payment systems. This would result in decreased revenues for the Company, which could have an adverse effect on the payment of dividends by the Company and the market price of the Company's stock. However, the investment policy of the Company is to have 95% of its portfolio in mortgage assets consisting of either Residential Mortgage Loans or mortgage-backed securities. As of September 30, 1999, all of the assets of the Company consisted of Residential Mortgage Loans. The Company believes that Residential Mortgage Loans are not likely to be materially affected by the year 2000 because the payments are made by individuals rather than organizations that are more heavily dependent on technology.

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

(b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)




 November __, 1999                By:   /s/ Stephen R. Halpin, Jr.
                                        Stephen R. Halpin, Jr.
                                        Director,
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



November __, 1999                 By:   /s/ Joel A. Friedman
                                        Joel A. Friedman
                                        Senior Vice President and
                                        Controller
                                        (Principal Accounting Officer)

                                 Exhibit Index


Exhibit
  No.    Exhibit
-------  -------

  11     Computation of Earnings Per Common Share included in Part I, Item 1 of this report.

  27     Financial Data Schedule.