Form 10-K
period 1999-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2000-03-27
CIK 1021179

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                        Commission File Number: 333-10495

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Maryland                              52-1998335
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or organization)


                             8401 Connecticut Avenue
                           Chevy Chase, Maryland 20815
               (Address of principal executive office) (Zip Code)

                                 (301) 986-7000
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of Act:

  Title of each class               Name of each exchange on which registered
  --------------------------------- -----------------------------------------
  10d% Noncumulative Exchangeable   New York Stock Exchange, Inc.
  Preferred Stock, Series A

           Securities registered pursuant to Section 12(g) of the Act:
                                       N/A
          ------------------------------------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

  The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2000. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

-------------------------------------------------------------------------------

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                TABLE OF CONTENTS


PART I                                                           Page

    Item 1. BUSINESS.............................................
            General..............................................
            Mortgage Assets......................................
              Loan Portfolio Composition.........................
              Investment Policy..................................
              Credit Risk Management Policies....................
              Delinquencies......................................
              Geographic Distribution............................
            Servicing............................................
            Dividend Policy......................................
            The Bank.............................................
            The Advisor..........................................
            Capital and Leverage Policies........................
            Employees............................................
            Competition..........................................
            Environmental Matters................................
            Tax Status of the Company............................
    Item 2. PROPERTIES...........................................
    Item 3. LEGAL PROCEEDINGS....................................
    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..

                             PART II

    Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..................................
            Description of Common Stock..........................
                 General.........................................
                 Dividends.......................................
                 Voting Rights...................................
                 Rights Upon Liquidation.........................
            Description of Series A. Preferred Shares............
                 Market Information and Dividends................
                 General.........................................
                 Automatic Exchange..............................
                 Voting Rights...................................
                 Redemption......................................
                 Rights Upon Liquidation.........................
                 Independent Director Approval...................
    Item 6. SELECTED FINANCIAL DATA..............................
    Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            Financial Condition..................................
               Residential Mortgage Loans........................
               Allowance for Loan Losses.........................
               Interest Rate Risk................................
               Significant Concentration of Credit Risk..........
               Liquidity and Capital Resources...................
             Year 2000 Issues....................................
            Results of Operations................................
              Fiscal Year 1999 Compared to Fiscal Year 1998......
              Fiscal Year 1998 Compared to Fiscal Year 1997......
    Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISKS...................................
    Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........
    Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

                            PART III

    Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...
            Directors and Executive Officers.....................
            Audit Committee......................................
            Section 16(a) Beneficial Ownership Reporting
              Compliance.........................................
    Item 11.EXECUTIVE COMPENSATION...............................
    Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT
    Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......

                             PART IV

    Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K..................................

                             PART I


ITEM 1. BUSINESS

GENERAL

Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which acquires, holds and manages real estate mortgage assets ("Mortgage Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Bank is in compliance with its regulatory capital requirements. The Bank services the Company's Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company also has outstanding 3,000,000 shares of 10d% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The Series A Preferred Shares are publicly held.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company's current portfolio of Mortgage Assets consists of whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans, all of which were acquired from the Bank, as of December 31, 1999 and December 31, 1998. A description of the types of Residential Mortgage Loans included in the Company's portfolio follows the table.

                        Residential Mortgage Loan Portfolio

                                     December 31,
                    -----------------------------------------------
                             1999                    1998
                    ----------------------- -----------------------
                    Aggregate     Percent   Aggregate     Percent
                    Principal       to      Principal       to
       Type          Balance       Total     Balance       Total
------------------- ------------ ---------- ------------ ----------

One-Year ARMs       $ 11,854,943       4.0% $ 16,159,185       5.5%
Three-Year ARMs       24,886,732       8.4%   35,684,740      12.2%
5/1 ARMs              93,066,498      31.5%  100,108,907      34.2%
7/1 ARMs              12,243,571       4.2%       -             -
10/1 ARMs            147,823,258      50.1%  135,436,966      46.3%
30 Year Fixed-Rate     5,361,161       1.8%    5,332,567       1.8%
                    ------------ ---------- ------------ ----------
                     295,236,163     100.0%  292,722,365     100.0%
                                 ==========              ==========
Less:
 Allowance for
   loan losses            40,333                  40,333
                    ------------            ------------
       Total        $295,195,830            $292,682,032
                    ============            ============


Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 1999 were $73,323,320, which were offset by principal repayments on the Company's loans of $70,029,056. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Residential Mortgage Loans."

A majority of the Residential Mortgage Loans included in the Company's portfolio at December 31, 1999 bore interest at adjustable rates. The interest rate on an "adjustable rate mortgage" or an "ARM" adjusts periodically based on an index (such as the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and periodic interest rate adjustment caps. As of December 31, 1999, the interest rates on the Residential Mortgage Loans included in the Company's portfolio ranged from 4.38% per annum to 9.63% per annum and the weighted average interest rate was approximately 7.31% per annum.

The interest rate on each type of ARM product included in the Company's portfolio adjusts at the times (each, a "Rate Adjustment Date") and in the manner described below, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs in the portfolio, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Information set forth below regarding interest rate caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 1999 may be subject to different interest rates.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an adjustable rate Residential Mortgage Loan will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If a loan that is an ARM is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note relating to such loan and will remain fixed at such rate for the remaining term of such loan. The Company's current policy is to retain these fixed-rate loans in its portfolio. At December 31, 1999, all of the Company's $5.4 million of fixed-rated loans were the result of converted ARMs. All the Residential Mortgage Loans included in the portfolio allow the mortgagor to repay at any time some or all of the outstanding principal balance of the loan without a fee or penalty.

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

Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a "7/1 ARM") is fixed at an initial rate for the first 84 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

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

Investment Policy

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

Credit Risk Management Policies

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

Delinquencies

When a borrower fails to make a required payment on a Mortgage Loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee, which is retained by the Servicer (as defined below). The Bank and the Company follow practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default.

Geographic Distribution

A majority of the Residential Mortgage Loans included in the current loan portfolio are located in Washington DC, Maryland, and Virginia. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington DC, Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of the principal and interest on the underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

Under Office of Thrift Supervision (the "OTS") regulations, the Bank is required to apply to the OTS for approval to make any capital distribution regardless of size if the Bank does not qualify for expedited treatment under the amended OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains "well capitalized" after the payment. At December 31, 1999, the Bank was in compliance with all of its regulatory capital requirements under Financial Institutions Reform, Recovery and Enforcement Act, and its capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which at December 31, 1999 was conducting business from 166 full-service offices, including 34 grocery store banking centers, and 856 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive offices are located in Chevy Chase, Maryland, both suburban communities of Washington, DC. The Bank also maintains one commercial loan production office located in Baltimore, Maryland, 11 mortgage loan production offices in the mid-Atlantic region, 10 of which are operated by a wholly-owned mortgage banking subsidiary and 32 consumer loan production offices, 25 of which are operated by a wholly-owned finance subsidiary. At December 31, 1999, the Bank had total assets of $9.8 billion, total deposits of $6.2 billion and total stockholders' equity of $480.7 million. Based on total consolidated assets at December 31, 1999, the Bank is the largest bank headquartered in the Washington, DC metropolitan area.

Because the Company is a subsidiary of the Bank, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank was not "well capitalized" for purposes of the OTS prompt corrective action regulations. "Well capitalized" is currently defined as having a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 6.0% and a core capital (or leverage) ratio of at least 5.0%. At December 31, 1999, the Bank's total risk-based capital ratio was 12.48%, its tier 1 risk-based capital ratio was 8.09% and its core capital (or leverage) ratio was 5.70%.

If the Exchange Event (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters") occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). In all circumstances following the Exchange Event, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations and certain contractual provisions.

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

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 1999, the Advisor and its affiliates owned approximately $4.3 billion of residential mortgage loans, including $295.2 million of the Company's Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates also purchase servicing rights on residential mortgage loans. In addition to loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $3.5 billion as of December 31, 1999.

The Advisory Agreement had an initial term of three years and is renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon sixty days' prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). The Advisor is entitled to receive an annual advisory fee equal to $200,000 payable in equal quarterly installments with respect to the advisory and management services provided to the Company. See "Certain Relationships and Related Transactions."

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

At December 31, 1999, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company.

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

EMPLOYEES

The Company has nine officers. The executive officers of the Company are described further below under "Directors and Executive Officers of the Registrant - Directors and Officers." The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates.

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

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes annually 100 percent of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

The Company recognized capital gains on the sale of five Real Estate Owned ("REO") properties of $29,909 during the year ended December 31, 1999. As a result, in January 2000, the Company made a tax payment of $10,468.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 1999. However, on February 24, 2000, the Bank, the sole voting stockholder of the Company, by written consent, elected the following persons as directors of the Company to serve until their respective successors shall have been duly elected and qualify: B. Francis Saul II; Alexander R. M. Boyle; Stephen R. Halpin, Jr.; N. Alexander MacColl, Jr.; Leslie A. Nicholson; and John J. O'Connor III.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2000, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for each quarter during the two most recent fiscal years. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business - Dividend Policy."

              Period                   Distributions      Payment Date
------------------------------------   -------------    -----------------
January 1, 1998 to March 31, 1998         $  350,000       April 15, 1998
April 1, 1998 to June 30, 1998             1,000,000        July 15, 1998
July 1, 1998 to September 30, 1998         1,000,000     October 15, 1998
October 1, 1998 to December 31, 1998       3,460,000     January 15, 1999
January 1, 1999 to March 31, 1999            190,000       April 15, 1999
April 1, 1999 to June 30, 1999             1,100,000        July 15, 1999
July 1, 1999 to September 30, 1999           300,000     October 15, 1999
October 1, 1999 to December 31, 1999       3,100,000     January 18, 2000


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


Voting Rights

Subject to the rights, if any, of the holders of any class or series of Preferred Stock (as defined below), all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

Rights Upon Liquidation

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP-PrA." As of March 9, 2000, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 203 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent fiscal years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business - Dividend Policy."


                                          Price
                                      -------------  Distribu-
              Period                   High    Low     tions      Payment Date
------------------------------------- ------ ------ ----------- ----------------
January 1, 1998 to March 31, 1998     $55.00 $50.38 $3,890,625    April 15, 1998
April 1, 1998 to June 30, 1998         56.38  53.13  3,890,625     July 15, 1998
July 1, 1998 to September 30, 1998     55.75  51.50  3,890,625  October 15, 1998
October 1, 1998 to  December 31, 1998  53.25  49.88  3,890,625  January 15, 1999
January 1, 1999 to March 31, 1999      55.00  52.69  3,890,625    April 15, 1999
April 1, 1999 to June 30,  1999        54.50  53.50  3,890,625     July 15, 1999
July 1, 1999 to September 30, 1999     54.88  53.50  3,890,625  October 15, 1999
October 1, 1999 to  December 31, 1999  53.50  48.88  3,890,625  January 18, 2000


Holders of Series A Preferred Shares are entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available, cash dividends at the rate of 10d% per annum of the liquidation preference (equivalent to $5.1875 per share per annum).

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

General

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

Automatic Exchange

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

Voting Rights

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


Redemption

The Series A Preferred Shares are not redeemable prior to January 15, 2007 (except upon the occurrence of certain tax events). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time. Any such redemption must comply with the prompt corrective action and capital distribution regulations of the OTS, which may prohibit a redemption and will require the OTS' prior written approval.

The Company will also have the right at any time, upon the occurrence of certain tax events and with the prior written approval of the OTS, to redeem the Series A Preferred Shares, in whole (but not in part) at a redemption price of $50.00 per share, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon.

Rights Upon Liquidation

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

Independent Director Approval

As long as any Series A Preferred Shares are outstanding, certain actions by the Company must be approved by a majority of the independent directors who are not officers or employees of the Company and are not directors, officers, or employees of the Bank or any of its affiliates (the "Independent Directors"). Any members of the Board of Directors of the Company elected by holders of Preferred Stock, including the Series A Preferred Shares, will be deemed to be Independent Directors for purposes of approving actions requiring the approval of a majority of the Independent Directors.

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


                                                                     As of or for the year ended               As of or for the
                                                                             December 31,                        period ended
                                               -------------------------------------------------------------     December 31,
                                                    1999                1998                 1997                    1996
                                               -------------------- ------------------- -------------------- ----------------------
  OPERATING DATA:

     Interest income                                $   21,795,357      $   22,860,956       $   23,219,408          $   1,943,288
     Provision for loan losses                              26,554              10,862               65,195                   -
                                               -------------------- ------------------- -------------------- ----------------------
        Total interest income after
           provision for loan losses                    21,768,803          22,850,094           23,154,213              1,943,288
     Gain on sale of real estate acquired
           in settlement of loans, net                      29,909              32,937                 -                      -
     Operating expenses                                (1,715,826)         (1,514,080)          (1,526,564)              (111,414)
                                               -------------------- ------------------- -------------------- ----------------------
        Net income                                  $   20,082,886      $   21,368,951       $   21,627,649          $   1,831,874
                                               ==================== =================== ==================== ======================

    Earnings available to common
        stockholders                                 $   4,520,386       $   5,806,451        $   6,065,149          $     578,234
    Earnings per common share                        $   45,203.86       $   58,064.51        $   60,651.49          $    5,782.34

  DIVIDENDS DECLARED:

    Dividends on common stock                       $    4,690,000      $    5,810,000       $    6,150,000          $     584,749
    Dividends on preferred stock                    $   15,562,500      $   15,562,500       $   15,562,500          $   1,253,640

  BALANCE SHEET DATA:

    Residential mortgage loans, net                 $  295,195,830      $  292,682,032       $  290,382,131         $  294,504,138
    Total assets                                    $  307,146,976      $  307,593,809       $  306,823,316         $  302,318,288
    Total stockholders' equity                      $  299,830,386      $  299,996,451       $  299,915,149         $  299,993,485
    Number of preferred shares
         outstanding                                     3,000,000           3,000,000            3,000,000              3,000,000
    Number of common shares
         outstanding                                           100                 100                  100                    100
    Average yield on residential
         mortgage loans                                      7.35%               7.82%                7.85%                  7.79%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At December 31, 1999, the Company had $295,195,830 invested in Residential Mortgage Loans compared to $292,682,032 at December 31, 1998. During 1999, Residential Mortgage Loan purchases were $73,323,320 and principal collections were $70,029,056. In addition, the Company received proceeds of $1,056,018 on the sale of five properties classified as real estate acquired in settlement of loans during the year ended December 31, 1999. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 1999, the Company had three non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $423,667 (or 0.14% of loans). At December 31, 1998, the Company had three non-accrual loans with an aggregate principal balance of $477,624 (or 0.16% of loans).

At December 31, 1999, the Company had three delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $541,336 (or 0.18% of loans). At December 31, 1998, the Company had four delinquent loans with an aggregate principal balance of $845,911 (or 0.29% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the years ended December 31, 1999 and 1998 is as follows:

                                   Year Ended December 31,
                                 ----------------------------
                                    1999             1998
                                 ------------     -----------

   Beginning balance             $   40,333        $   39,999
   Provision for loan losses         26,554            10,862
   Charge-offs                      (26,554)          (11,226)
   Recoveries                         -                   698
                                 ------------     -----------
   Ending Balance                $   40,333        $   40,333
                                 ============     ===========

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it more difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. In addition, certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined.

Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 1999 and the interest rates on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 131.4% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

The following table contains estimated principal cash flows and fair market values by type for the Company's Residential Mortgage Loans. Prepayment rates are assumed for the Company's loans based on recent actual and market experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.


                                                          Expected Maturity Date
-----------------------------------------------------------------------------------------------------------------------------------
                                                           December 31,
                         --------------------------------------------------------------------------------
                                                       (Dollars in thousands)

                             2000          2001         2002         2003         2004      Thereafter       Total      Fair Value
                         -------------- ------------ ------------ ------------ ----------- -------------- ------------ -------------
One-Year ARMs                 $ 11,073        $ 782  $     -      $     -      $    -      $      -          $ 11,855       $ 12,199
   Average Interest Rate         7.57%        8.24%        -            -           -             -             7.61%

Three-Year ARMs                 11,842        5,287        7,758        -           -             -            24,887         25,399
   Average Interest Rate         8.22%        7.99%        7.83%        -           -             -             8.05%

5/1 ARMs                        51,366       17,527        7,987        8,908       7,278         -            93,066         92,400
   Average Interest Rate         7.84%        7.58%        7.25%        6.81%        6.83         -             7.56%

7/1 ARMs                         1,967        1,660        1,400        1,180       1,072          4,965       12,244         11,888
   Average Interest Rate         6.74%        6.74%        6.74%        6.74%       6.76%          6.74%        6.74%

10/1 ARMs                       19,496       17,056       16,878       12,771      11,126         70,496      147,823        143,551
   Average Interest Rate         7.04%        7.04%        7.11%        7.03%       7.03%          7.03%        7.04%

30-Year Fixed Rate                 505          464          426          392         360          3,214        5,361          5,354
   Average Interest Rate         7.74%        7.74%        7.74%        7.74%       7.74%          7.74%        7.74%

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority of the Company's Residential Mortgage Loans are loans secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

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

YEAR 2000 ISSUES

The Company has no equipment or systems of its own because the operations of the Company are performed in their entirety under contract with the Bank. For the same reason, the Company was dependent on the Year 2000 program of the Bank, its sole service provider.

Many activities relating to the Bank's corporate-wide year 2000 program took place during the weeks before January 1, 2000 and the weeks immediately thereafter. To manage these efforts, the Bank employed a coordinated management strategy to facilitate detection and resolution of potential Year 2000 disruptions, and to ensure efficient communications with the Bank's management, staff, customers, and third parties.

As a result of diligent monitoring, the Bank's internal systems were available earlier than predicted. As testing proceeded over the transition period, very few system problems were reported, and all of these problems were resolved with little or no impact to the Bank and its customers.

The relatively smooth transition into the Year 2000 indicates that remediation efforts were largely successful. The Bank has nonetheless planned for the possibility that Year 2000 failures may yet be discovered. Monitoring and reporting will continue throughout 2000 in compliance with Federal Financial Institutions Examination Council's guidelines.

The Company has made no expenditures in connection with Year 2000 Compliance because of its ability to rely on the Bank's Year 2000 Compliance program. For the same reason, the Company does not expect to incur any Year 2000 expenses in the future.

RESULTS OF OPERATIONS

Fiscal Year 1999 Compared to Fiscal Year 1998

The Company reported net income of $20,082,886 and $21,368,951 for the years ended December 31, 1999 and 1998, respectively. The reduction in net income is due primarily to a decrease in the average yield on Residential Mortgage Loans and an increase in operating expenses.

Interest income on Residential Mortgage Loans totaled $21,628,731 and $22,632,939 for the years ended December 31, 1999 and 1998, respectively, which represents an average yield on such loans of 7.35% and 7.82%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $294,142,360 and $289,332,464 for the years ended December 31, 1999 and 1998, respectively. The Company would have recorded an additional $38,434 and $49,641 in interest income for the years ended December 31, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $166,626 and $228,017 was recognized on the Company's interest bearing deposits during the years ended December 31, 1999 and 1998, respectively.

Provision for loan losses of $26,554 and $10,862 were recorded on the Company's loan portfolio during the years ended December 31, 1999 and 1998, respectively.

The Company recognized a gain of $29,909 on the sale of five REO properties during the year ended December 31, 1999. A gain of $32,937 on the sale of six REO properties was recognized during the year ended December 31, 1998.

Operating expenses totaling $1,715,826 and $1,514,080 for the years ended December 31, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $1,116,911 and $1,116,729 for the years ended December 31, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 1999 and 1998 totaled $200,000 for each period. Directors' fees totaled $26,000 and $28,000 for the years ended December 31, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $372,915 and $169,351 for the years ended December 31, 1999 and 1998, respectively. General and administrative expenses consisted primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999.

During the year ended December 31, 1999, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during December 31, 1999, the Company's Board of Directors declared cash dividends of $46,900 per share of Common Stock, $4,520,386 of which was paid out of the retained earnings of the Company and $169,614 of which was treated as a return of capital.

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

The Company recognized a gain of $32,937 on the sale of six REO properties during the year ended December 31, 1998. There was no gain or loss on REO properties during the year ended December 31, 1997.

Operating expenses totaling $1,514,080 and $1,526,564 for the years ended December 31, 1998 and 1997, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $1,116,729 and $1,137,487, for the years ended December 31, 1998 and 1997, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 1998 and 1997 totaled $200,000 for each period. Directors' fees totaled $28,000 and $25,500 for the years ended December 31, 1998 and 1997, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses consisted primarily of the amortization of organizational costs.

During the year ended December 31, 1998, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during December 31, 1998, the Company's Board of Directors declared cash dividends of $58,100 per share of Common Stock, $5,806,451 of which was paid out of the retained earnings of the Company and $3,549 of which was treated as a return of capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS


                                                                            Page

(a)        Report of Independent Public Accountants........................

(b)        Statements of Financial Condition at December 31, 1999 and 1998.

(c)        Statements of Operations for the Years Ended December 31, 1999,
           1998 and 1997...................................................

(d)        Statements of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997.. .............................

(e)        Statements of Cash Flows for the Years Ended December 31, 1999,
           1998 and 1997...................................................

(f)        Notes to Financial Statements...................................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the "Company," a Maryland corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Vienna, Virginia
February 25, 2000

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                                                                    December 31,
                                                                                   ------------------------------------------------
                                                                                           1999                       1998
                                                                                   ---------------------      ---------------------
ASSETS

Cash and interest-bearing deposits                                                         $  7,072,250               $  4,861,984
Residential mortgage loans (net of allowance
   for loan losses of $40,333 for both years)                                               295,195,830                292,682,032
Real estate acquired in settlement of loans                                                 -                              272,197
Accounts receivable from parent                                                               3,599,534                  8,004,120
Accrued interest receivable                                                                   1,271,362                  1,437,626
Prepaid expenses                                                                                  8,000                    335,850
                                                                                   ---------------------      ---------------------

               Total assets                                                                $307,146,976               $307,593,809
                                                                                   =====================      =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                                                                  $   272,346                $   234,923
Accounts payable to others and accrued expenses                                                  53,619                     11,810
Dividends payable to parent                                                                   3,100,000                  3,460,000
Dividends payable to others                                                                   3,890,625                  3,890,625
                                                                                   ---------------------      ---------------------

               Total liabilities                                                              7,316,590                  7,597,358
                                                                                   ---------------------      ---------------------

10d% Noncumulative Exchangeable
  Preferred Stock, $5 par value
  10,000,000 shares authorized, 3,000,000 shares
  issued and outstanding (liquidation value of
  $150,000,000 plus accrued and unpaid dividends)                                            15,000,000                 15,000,000
Common Stock, $1 par value
  1,000 shares authorized, 100 shares
  issued and outstanding                                                                            100                        100
Capital contributed in excess of par                                                        284,830,286                284,996,351
                                                                                   ---------------------      ---------------------
             Total stockholders' equity                                                     299,830,386                299,996,451
                                                                                   ---------------------      ---------------------

             Total liabilities and stockholders' equity                                    $307,146,976               $307,593,809
                                                                                   =====================      =====================




The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                               Year Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                            1999                         1998                        1997
                                                   ------------------------     ------------------------     ----------------------
Interest income:
Residential mortgage loans                                    $ 21,628,731                $  22,632,939               $ 23,079,170
Other                                                              166,626                      228,017                    140,238
                                                   ------------------------     ------------------------     ----------------------

         Total interest income                                  21,795,357                   22,860,956                 23,219,408

Provision for loan losses                                           26,554                       10,862                     65,195
                                                   ------------------------     ------------------------     ----------------------
         Total interest income after provision
                For loan losses                                 21,768,803                   22,850,094                 23,154,213

Gain on sale of real estate acquired in
        settlement of loans, net                                    29,909                       32,937                -
                                                   ------------------------     ------------------------     ----------------------

         Total operating income                                 21,798,712                   22,883,031                 23,154,213
                                                   ------------------------     ------------------------     ----------------------

Operating expenses:
Loan servicing fees-parent                                       1,116,911                    1,116,729                  1,137,487
Advisory fees-parent                                               200,000                      200,000                    200,000
Directors' fees                                                     26,000                       28,000                     25,500
General and administrative                                         372,915                      169,351                    163,577
                                                   ------------------------     ------------------------     ----------------------
      Total operating expenses                                   1,715,826                    1,514,080                  1,526,564
                                                   ------------------------     ------------------------     ----------------------

NET INCOME                                                      20,082,886                   21,368,951                 21,627,649
                                                   ========================     ========================     ======================

PREFERRED STOCK DIVIDENDS                                       15,562,500                   15,562,500                 15,562,500
                                                   ------------------------     ------------------------     ----------------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER                                          $  4,520,386                 $  5,806,451                $ 6,065,149
                                                   ========================     ========================     ======================

EARNINGS PER COMMON SHARE                                     $  45,203.86                 $  58,064.51                $ 60,651.49
                                                   ========================     ========================     ======================

The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                             Capital
                                                                           Contributed
                                      Preferred           Common            in Excess           Retained          Stockholders'
                                        Stock             Stock              of Par             Earnings             Equity
                                  ------------------ ----------------- -------------------- ------------------ --------------------
  Balance, December 31, 1996            $15,000,000          $    100        $ 284,993,385  $        -                $299,993,485

  Capital contribution from
     common                               -                 -                        6,515          -                        6,515
  stockholder
  Net income                              -                 -                   -                  21,627,649           21,627,649
  Dividends on 10d%
     Noncumulative Exchangeable
     Preferred Stock, Series A            -                 -                   -                (15,562,500)         (15,562,500)
  Dividends on common stock               -                 -                     (84,851)        (6,065,149)          (6,150,000)
                                  ------------------ ----------------- -------------------- ------------------ --------------------

  Balance, December 31, 1997             15,000,000               100          284,915,049          -                 $299,915,149

  Capital contribution from
     common stockholder                   -                 -                       84,851          -                       84,851
  Net income                              -                 -                   -                  21,368,951           21,368,951
  Dividends on 10d%
     Noncumulative Exhangeable
     Preferred Stock, Series A            -                 -                   -                (15,562,500)         (15,562,500)
  Dividends on common stock               -                 -                      (3,549)        (5,806,451)          (5,810,000)
                                  ------------------ ----------------- -------------------- ------------------ --------------------

  Balance, December 31, 1998             15,000,000               100          284,996,351          -                  299,996,451

  Capital contribution from
     common stockholder                   -                 -                        3,549          -                        3,549
  Net income                              -                 -                   -                  20,082,886           20,082,886
  Dividends on 10d%
     Noncumulative Exchangeable
     Preferred Stock, Series A            -                 -                   -                (15,562,500)         (15,562,500)
  Dividends on common stock               -                 -                    (169,614)        (4,520,386)          (4,690,000)
                                  ------------------ ----------------- -------------------- ------------------ --------------------

  Balance, December 31, 1999            $15,000,000          $    100        $ 284,830,286  $         -              $ 299,830,386
                                  ================== ================= ==================== ================== ====================

The accompanying Notes to Financial Statements are an integral part of these statements

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                             -------------------------------------------------------------------
                                                                     1999                   1998                   1997
                                                             ---------------------  ---------------------  ---------------------
 Cash flows from operating activities:

 Net income                                                         $20,082,886            $21,368,951            $21,627,649

 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
       Provision for loan losses                                         26,554                 10,862                 65,195
       Gain on sale of real estate acquired in settlement of
            loan losses, net                                            (29,909)                (32,937)            -
       (Increase) decrease in accounts receivable from parent         4,404,586              2,370,771              (4,530,742)
       Decrease in accrued interest receivable                          166,264                124,852                  42,348
       (Increase) decrease in prepaid expenses                          327,850                 99,959                (435,809)
       Increase (decrease) in accounts payable to parent                 37,423                 71,130                (319,287)
       Increase in accounts payable to others and
           accrued expenses                                              41,809                  8,061                    415
                                                             ---------------------  ---------------------  ---------------------

       Net cash provided by operating activities                     25,057,463             24,021,649             16,449,769
                                                             ---------------------  ---------------------  ---------------------

 Cash flows from investing activities:

 Purchases of residential mortgage loans                            (73,323,320)           (145,009,967)           (82,980,950)
 Repayments of residential mortgage loans                            70,029,056            141,718,892             86,649,302
 Net proceeds from sale of real estate acquired in
     settlement of loans                                              1,056,018                914,790                214,722
                                                             ---------------------  ---------------------  ---------------------

       Net cash provided by (used in) investing activities           (2,238,246)             (2,376,285)            3,883,074
                                                             ---------------------  ---------------------  ---------------------

 Cash flows from financing activities:

 Capital contribution from common stockholder                             3,549                 84,851                  6,515
 Dividends paid on preferred stock                                  (15,562,500)            (15,562,500)           (12,925,515)
 Dividends paid on common stock                                       (5,050,000)            (5,200,000)            (3,884,749)
                                                             ---------------------  ---------------------  ---------------------

      Net cash used in financing activities                          (20,608,951)           (20,677,649)           (16,803,749)
                                                             ---------------------  ---------------------  ---------------------

 Net increase in cash and cash equivalents                            2,210,266                967,715              3,529,094

 Cash and cash equivalents at beginning of year                       4,861,984              3,894,269                365,175
                                                             ---------------------  ---------------------  ---------------------

 Cash and cash equivalents at end of year                           $ 7,072,250            $ 4,861,984            $ 3,894,269
                                                             =====================  =====================  =====================


 Supplemental disclosures of non-cash activities:

      Net transfer of loans receivable to real
        estate acquired in settlement of loans                       $  753,912             $  980,312             $  388,460
                                                             =====================  =====================  =====================

The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 1999 and 1998 totaling $423,667 and $477,624, respectively.

Allowance for Loan Losses:

Management periodically reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses are based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations of Credit:

A majority of the Company's loans are secured by properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers.

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

Dividends:

Preferred Stock. Dividends on the Series A Preferred Shares are payable at a rate of 10d% per annum of the liquidation preference (an amount equal to $5.1875 per annum per share), if, when and as declared by the Board of Directors of the Company. Dividends are not cumulative and, if declared, are payable quarterly in arrears on the fifteenth day of January, April, July and October.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of one-year adjustable-rate mortgages ("ARMs"), three-year ARMs, five-year, seven-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period and conventional 30 year fixed-rate mortgages. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                                December 31,
                                 -------------------------------------------
                                        1999                     1998
                                 -------------------     -------------------
 One-Year ARMs                       $  11,854,943            $  16,159,185
 Three-Year ARMs                        24,886,732               35,684,740
 5/1 ARMs                               93,066,498              100,108,907
 7/1 ARMs                               12,243,571            -
 10/1 ARMs                             147,823,258              135,436,966
 30 Year Fixed-Rate                      5,361,161                5,332,567
                                 -------------------     -------------------
      Total                            295,236,163              292,722,365

 Less:
      Allowance for loan losses             40,333                   40,333
                                 -------------------     -------------------

      Total                          $ 295,195,830            $ 292,682,032
                                 ===================     ===================

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

Activity in the allowance for loan losses is summarized as follows:

                                              Year Ended December 31,
                              -----------------------------------------------
                                       1999                    1998
                              ----------------------- -----------------------

  Beginning balance                      $   40,333              $   39,999
       Provision for losses                  26,554                  10,862
       Charge-offs                           (26,554)                (11,226)
       Recoveries                       -                               698
                              ----------------------- -----------------------
  Ending balance                          $   40,333             $   40,333
                              ======================= =======================



NOTE 5 - PREFERRED STOCK:

On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares, if, when and as declared by the Board of Directors, are payable quarterly in arrears at an annual rate of 10d%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

The Series A Preferred Shares are redeemable at the option of the Company at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

        If redeemed during the
            12-month period                                  Redemption
         beginning January 15,                                 Price
 --------------------------------------                  -------------------
           2007                                            $52.594
           2008                                            $52.075
           2009                                            $51.556
           2010                                            $51.038
           2011                                            $51.519
           2012 and thereafter                             $50.000

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

NOTE 6 - DIVIDENDS:

During the year ended December 31, 1999, the Company's Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company and $4,690,000 of common stock dividends, $4,520,386 of which was paid out of the retained earnings of the Company and $169,614 of which was treated as a return of capital. Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $3,100,000 were paid subsequent to December 31, 1999.

NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor"). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of three years commencing on December 3, 1996 and is automatically renewed for additional one-year periods unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement may be terminated by the Company at any time upon sixty days' prior written notice. The advisory fee is $200,000 per annum payable in equal quarterly installments.

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least sixty days' notice to the servicer and payment of a termination fee. The servicing fee rate is 0.375% of the outstanding principal balance of the loans. Servicing fees for the years ended December 31, 1999, 1998 and 1997 totaled $1,116,911, $1,116,729 and $1,137,487, respectively.

The Company had cash balances of $7,072,250 and $4,861,984 as of December 31, 1999 and 1998, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $166,626, $228,017 and $140,238 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 and 1997

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                       December 31, 1999
                                           ------------------------------------
                                              Carrying            Fair
                                               Amount            Value
                                           ------------------ -----------------
 Financial assets:
      Cash and interest-bearing deposits         $ 7,072,250       $ 7,072,250
      Residential mortgage loans
         receivable, net                         295,195,830       291,174,625
      Other financial assets                       4,870,896         4,870,896

 Financial liabilities                             7,262,971         7,262,971


                                                       December 31, 1998
                                           ------------------------------------
                                              Carrying            Fair
                                               Amount            Value
                                           ------------------ -----------------

 Financial assets:
      Cash and interest-bearing deposits         $ 4,861,984       $ 4,861,984
      Residential mortgage loans
         receivable, net                         292,682,032       299,823,000
      Other financial assets                       9,441,746         9,441,746

 Financial liabilities                             7,585,548         7,585,548

The following methods and assumptions were used to estimate the fair value amounts at December 31, 1999 and 1998.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998, and 1997

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors met four times during the year ended 1999 and all of its members attended at least 75% of the meetings. The Company currently has nine officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company's current directors and/or executive officers, each of whom has served since 1996.

Name                     Age     Position and Offices Held
----------------------------------------------------------------------------
B. Francis Saul II........67     Chairman of the Board, President and
                                     Chief Executive Officer
Alexander R. M. Boyle.....61     Director
Stephen R. Halpin, Jr.....44     Executive Vice President, Chief Financial
                                     Officer, Treasurer and Director
N. Alexander MacColl, Jr..65     Director
Leslie A. Nicholson.......59     Executive Vice President, General Counsel
                                     and Director
John J. O'Connor III......69     Director

The following is a summary of the experience of the executive officers and/or directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of B. F. Saul Company since 1969. Mr. Saul has served as the Chairman of B. F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 1999, B. F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

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

STEPHEN R. HALPIN, JR. serves as Executive Vice President and Chief Financial Officer of the Bank. Mr. Halpin is also the Chief Financial Officer for the B.
F. Saul Company and B. F. Saul Real Estate Investment Trust. He is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. In addition, Mr. Halpin is a Trustee for Hospice Caring, Inc. Before joining the Bank in 1983, Mr. Halpin was with a public accounting firm.

N. ALEXANDER MACCOLL, JR. was a Senior Vice President of the Union Trust Company Loan Production Office from 1982 until 1990 when he retired. He served as Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position at Colonial Bancorp., he served as Second Vice President of the National Bank of Detroit from 1962 until 1977.

LESLIE A. NICHOLSON joined Chevy Chase as Executive Vice President and General Counsel in June 1996. Prior to joining the Bank, Mr. Nicholson had been a partner for 24 years in the law firm of Shaw Pittman in Washington, DC, where he was a member of its Management Committee and Chairman of its Litigation Department. Mr. Nicholson is a member of the American College of Real Estate Lawyers and a member of the Board of Directors of the Frederick M. Abramson Foundation. He was also a founding member and served as a National Director of the American College of Construction Lawyers.

JOHN J. O'CONNOR III has been engaged in the practice of law since 1957. He has been a partner in Bryan Cave LLP since 1988.

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of John J. O'Connor III and N. Alexander MacColl, Jr. The audit committee met one time during 1999.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 1999, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 1999, each of the Independent Directors earned $3,000 for attending four Board of Directors meetings and one Audit Committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2000, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2000.

Names and Address of            Amount of           Percent of Class of
Beneficial Owner (1)            Beneficial          Outstanding Shares
                                    Ownership
-------------------------   -------------------    ----------------------
Chevy Chase Bank, F.S.B.           100                 Common - 100%

B. Francis Saul II(2)(3)            0                       0%

Alexander R. M. Boyle(2)            0                       0%

Stephen R. Halpin, Jr.(2)(3)      1,000             Preferred - 0.033%

N. Alexander MacColl, Jr.(2)        0                       0%

Leslie A. Nicholson (2)(3)          0                       0%

John J. O'Connor III (2)            0                       0%

  All directors and
  executive officers
  as a group (6 persons)          1,000             Preferred - 0.033%


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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 1999 totaled $200,000. See "Business - The Advisor."

The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 1999 totaled $1,116,911. See "Business - Servicing."

The Company had cash balances of $7,072,250 as of December 31, 1999 held in various deposit accounts with the Bank. Interest earned on these accounts was $166,626 for the year ended December 31, 1999.

                                PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    The following financial statements of the Company are included in
            Item 8 of this report:

            Report of Independent Public Accountants
            Statements of Financial Condition at December 31, 1999 and 1998 Statements of Operations for the Years Ended December 31, 1999, 1998
              and 1997
            Statements of Stockholders' Equity for the Years Ended December 31,
              1999, 1998 and 1997
            Statements of Cash Flows for the Years Ended December 31, 1999, 1998
              and 1997

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

  4.1 Articles Supplementary of 10d% Noncumulative Exchangeable Preferred Stock, Series A. (incorporated herein by reference to Exhibit 4.1 of the Company's 1996 Annual Report on Form 10-K).

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

* 27        Financial Data Schedule.

  (b) No reports on Form 8-K were issued during the three months ended December 31, 1999.

----------------

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on March 27, 2000.


                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)


                              By: B. Francis Saul II
                                  ---------------------------------------------
                                  B. Francis Saul II
                                  Chairman of the Board of Directors
                                  and President and Chief Executive Officer
                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.


March 27, 2000                By: Alexander R. M. Boyle
                                  ---------------------------------------------
                                  Alexander R. M. Boyle
                                  Director

March 27, 2000                By: Joel A. Friedman
                                  ---------------------------------------------
                                  Joel A. Friedman
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)

March 27, 2000                By: Stephen R. Halpin, Jr.
                                  ---------------------------------------------
                                  Stephen R. Halpin, Jr.
                                  Director,
                                  Executive Vice President, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

March 27, 2000                By: N. Alexander MacColl, Jr.
                                  ---------------------------------------------
                                  N. Alexander MacColl, Jr.
                                  Director

March 27, 2000                By: Leslie A. Nicholson
                                  ---------------------------------------------
                                  Leslie A. Nicholson
                                  Director,
                                  Executive Vice President and General Counsel

March 27, 2000                By: John J. O'Connor III
                                  ---------------------------------------------
                                  John J. O'Connor III
                                  Director

March 27, 2000                By: B. Francis Saul II
                                  ---------------------------------------------
                                  B. Francis Saul II
                                  Chairman of the Board,
                                  President  and  Chief  Executive Officer
                                  (Principal Executive Officer)