Form 10-Q
period 2000-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2000-05-15
CIK 1021179

 SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of April 30, 2000.

________________________________________________________________________________

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------

TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

   Page

  Item 1. Financial Statements:................................................1
    (a) Statements of Financial Condition at March 31, 2000 and
          December 31, 1999....................................................2
    (b) Statements of Operations for the Three Months Ended
          March 31, 2000 and 1999..............................................3
         (c)      Statement of Stockholders' Equity for the Three Months Ended
                    March 31, 2000...........................................................................4
         (d)      Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 1999..................................................................5
         (e)      Notes to Financial Statements..............................................................6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................................8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................11

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings................................................................................12

  Item 2.  Changes in Securities............................................................................12

  Item 3.  Defaults Upon Senior Securities..................................................................12

  Item 4.  Submission of Matters to a Vote of Security Holders..............................................12

  Item 5.  Other Information................................................................................12

  Item 6.  Exhibits and Reports on Form 8-K.................................................................12

PART I

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 27, 2000 (the "1999 10-K").

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

(Unaudited)

                                                                                      March 31,                      December 31,
                                                                                        2000                         1999
                                                                                ----------------------       ---------------------
                                                                                ----------------------       ---------------------

                                     ASSETS

Cash and interest-bearing deposits                                                      $   3,231,136                $  7,072,250
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                                                    296,900,558                 295,195,830
Accounts receivable from parent                                                             3,820,150                   3,599,534
Accrued interest receivable                                                                 1,518,779                   1,271,362
Prepaid expenses                                                                                8,097                       8,000
                                                                                ----------------------       ---------------------
                                                                                ----------------------       ---------------------
         Total assets                                                                   $ 305,478,720           $ 307,146,976
                                                                                ======================       =====================
                                                                                ======================       =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                                                               $    274,768                 $   272,346
Accrued expenses and accounts payable to others                                                13,537                      53,619
Dividends payable to parent                                                                   500,000                   3,100,000
Dividends payable to others                                                                 3,890,625                   3,890,625
                                                                                ----------------------
                                                                                ----------------------       ---------------------
   Total liabilities                                                                        4,678,930                   7,316,590
                                                                                ----------------------       ---------------------
                                                                                ----------------------       ---------------------

10 3/8% Noncumulative Exchangeable
   Preferred Stock, $5 par value,
   10,000,000 shares authorized, 3,000,000
   shares issued and outstanding
   (liquidation value of $150,000,000 plus
   accrued and unpaid dividends)                                                           15,000,000                  15,000,000
Common stock, $1 par value,
   1,000 shares authorized, 100 shares
   issued and outstanding                                                                         100                         100
Capital contributed in excess of par                                                      284,999,900                 284,830,286
Retained earnings                                                                             799,790                     -
                                                                                ----------------------       ---------------------
                                                                                ----------------------       ---------------------

Total stockholders' equity                                                                300,799,790                 299,830,386
                                                                                ----------------------       ---------------------
                                                                                ----------------------       ---------------------

         Total liabilities and stockholders' equity                                     $ 305,478,720               $ 307,146,976
                                                                                ======================       =====================

                              The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

(Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                    ---------------------------------------------
                                                                                            2000                    1999
                                                                                    ---------------------    --------------------
Interest Income
   Residential mortgage loans                                                               $  5,510,041            $ 5,484,652
   Other                                                                                          34,161                 40,904
                                                                                    ---------------------    --------------------

   Total interest income                                                                       5,544,202              5,525,556

Provision for loan losses                                                                          -                     13,520
                                                                                    ---------------------    --------------------

   Total interest income after
      provision for loan losses                                                                5,544,202              5,512,036

Gain on sale of real estate acquired in
    settlement of  loans, net                                                                     -                       1,385
                                                                                    ---------------------    --------------------

     Total income                                                                              5,544,202              5,513,421
                                                                                    ---------------------    --------------------

Operating Expenses
   Loan servicing fees paid to parent                                                            271,367                272,904
   Advisory fees paid to parent                                                                   50,000                 50,000
   Directors fees                                                                                 11,000                  6,500
   General and administrative                                                                     10,952                130,669
                                                                                    ---------------------    --------------------

     Total operating expenses                                                                    343,319                460,073
                                                                                    ---------------------    --------------------

Income before income taxes                                                                     5,200,883               5,053,348
Provision for income taxes                                                                        10,468                   -
                                                                                    ---------------------    --------------------

NET INCOME                                                                                  $  5,190,415     $      5,053,348
                                                                                    =====================    ====================

PREFERRED STOCK DIVIDENDS                                                                      3,890,625              3,890,625
                                                                                    ---------------------    --------------------

EARNINGS AVAILABLE TO

   COMMON STOCKHOLDER                                                                       $  1,299,790     $      1,162,723
                                                                                    =====================    ====================

EARNINGS PER COMMON SHARE                                                                   $  12,997.90            $ 11,627.23
                                                                                    =====================    ====================

                              The Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                                   (Unaudited)

                                                                                   Capital
                                                                                 Contributed                               Total
                                           Preferred            Common            in Excess           Retained         Stockholders'
                                             Stock               Stock              of Par            Earnings            Equity
                                        -----------------   ----------------  -------------------  ----------------  ------------------

Balance, December 31, 1999                  $ 15,000,000           $    100        $ 284,830,286   $       -             $ 299,830,386

Net income                                     -                   -                  -                  5,190,415           5,190,415

Capital contribution from

  common stockholder                           -                   -                     169,614          -                    169,614

   Dividends on 10 3/8% Noncumulative
Exchangeable

  Preferred Stock, Series A                    -                   -                  -                 (3,890,625)         (3,890,625)

Dividends on Common Stock                      -                   -                  -                   (500,000)           (500,000)
                                        -----------------   ----------------  -------------------  ----------------  ------------------

Balance, March 31, 2000                     $ 15,000,000           $    100        $ 284,999,900         $ 799,790       $ 300,799,790
                                        =================   ================  ===================  ================  ==================

                               The Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                        -------------------------------------------

                                                                                        -------------------------------------------
                                                                                              2000                     1999
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------

Cash flows from operating activities:

Net income                                                                                   $5,190,415                $ 5,053,348
Adjustments to reconcile net income to net cash
--------------------------------------------------------------------------------------
  provided by operating activities:
     Provision for loan losses                                                                   -                          13,520
     Gain on sale of real estate acquired in
       settlement of loans, net                                                                  -                          (1,385)
     (Increase) decrease in accounts receivable from parent                                     (220,616)                  967,050
     Increase in accrued interest receivable                                                    (247,417)                  (79,711)
     (Increase) decrease in prepaid expenses                                                         (97)                   98,379
     Increase (decrease) in accrued expenses and accounts
        payable to others                                                                        (40,082)                   61,637
     Increase in accounts payable to parent                                                       2,423                      2,975
                                                                                        -----------------       -------------------
     Net cash provided by operating activities                                                4,684,626                  6,115,813
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------

Cash flows from investing activities:
     Purchases of residential mortgage loans                                                  (8,141,068)              (23,292,328)
     Repayments of residential mortgage loans                                                 6,436,340                 22,284,891
     Net proceeds on sale of real estate acquired
        in settlement of loans                                                                   -                         260,062
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------

     Net cash used in investing activities                                                    (1,704,728)                 (747,375)
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------

Cash flows from financing activities:

     Capital contribution from common stockholder                                               169,614                      3,549
     Dividends paid on preferred stock                                                        (3,890,625)               (3,890,625)
     Dividends paid on common stock                                                           (3,100,000)               (3,460,000)
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------
                                                                                        (6,821,011)
     Net cash used in financing activities                                                    (6,821,011)               (7,347,076)
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------
Net decrease in cash and cash equivalents                                                     (3,841,114)               (1,978,638)
Cash and cash equivalents at beginning of period                                              7,072,250                  4,861,984
                                                                                        -----------------       -------------------
                                                                                        -----------------       -------------------
Cash and cash equivalents at end of period                                                   $3,231,136                $ 2,883,346
                                                                                                                ===================
                                                                                        =================       ===================

Supplemental disclosures of cash flow information:

     Income taxes paid during the year                                                         $  10,468         $            -
                                                                                        =================       ===================
Supplemental disclosures of non-cash activities:
     Loans receivable transferred to real estate
       acquired in settlement of loans                                                  $            -                  $  292,314
                                                                                        =================       ===================

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

                                                                       March 31,               December 31,
                                                                         2000                      1999
                                                                  -------------------      ---------------------
                                                                  -------------------      ---------------------
                      One-year ARMs                                     $ 11,098,905              $  11,854,943
                      Three-year ARMs                                     21,082,223                 24,886,732
                      3/1 ARMs                                             4,103,300                -
                      5/1 ARMs                                            97,395,260                 93,066,498
                      7/1 ARMs                                            12,188,145                 12,243,571
                      10/1 ARMs                                          145,968,189                147,823,258
                      30 year fixed-rate                                   5,104,869                  5,361,161
                                                                  -------------------      ---------------------
                                                                  -------------------      ---------------------
                           Total                                         296,940,891                295,236,163

                      Less:
                           Allowance for loan losses                          40,333                     40,333
                                                                  -------------------      ---------------------
                                                                  -------------------      ---------------------

                           Total                                        $296,900,558              $ 295,195,830
                                                                  ===================      =====================

=======================================================================================================================================

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

(Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2000, the Company's Board of Directors declared $3,890,625 and $500,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in April, 2000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                               RESULTS   OF

OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At March 31, 2000, the Company had $296,900,558 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $1,704,728 increase from the balance at December 31, 1999, resulted from Residential Mortgage Loan purchases of $8,141,068, which were offset by principal collections of $6,436,340. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At March 31, 2000, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $409,566 (or 0.14% of loans).

At March 31, 2000, the Company had five loans which were delinquent 30-89 days with an aggregate principal balance of $879,128 (or 0.30% of loans).

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

                                                                                      Three Months
                                                                                          Ended
                                                                                        March 31,
                                                                    --------------------------------------------------
                                                                            2000                        1999
                                                                    ----------------------      ----------------------
                                                                    ----------------------      ----------------------
Balance at beginning of period                                                $    40,333                $    40,333
Provision for loan losses                                                              -                      13,520
Charge-offs                                                                            -                      (26,314)
                                                                    ----------------------      ----------------------

Balance at end of period                                                      $    40,333                $    27,539
                                                                    ======================      ======================
                                                                    ======================      ======================

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at March 31, 2000 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 129.9% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company's market risk disclosures from the disclosures made in the 1999 10-K.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 82.2%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

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

There were no capital gains recognized on Real Estate Owned ("REO") properties for quarter ended March 31, 2000. During the year ended December 31, 1999, the Company recognized capital gains on the sale of five REO properties of $29,909. As a result, subsequent to year 1999, the Company made a tax payment of $10,468.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

During the three months ended March 31, 2000 and 1999, the Company reported net income of $5,190,415 and $5,053,348, respectively.

Interest income on Residential Mortgage Loans totaled $5,510,041 and $5,484,652 for the three months ended March 31, 2000 and 1999, respectively, which represents an average yield on such loans of 7.42% and 7.50%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $297,045,073 and $292,637,062 for the three months ended March 31, 2000 and 1999, respectively. The Company would have recorded an additional $7,492 and $10,715 in interest income for the three months ended March 31, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $34,161 and $40,904 were recognized on the Company's interest bearing deposits during the three months ended March 31, 2000 and 1999, respectively.

No provision for loan losses was recorded for the three months ended March 31, 2000. A provision for loan losses of $13,520 was recorded on the Company's loan portfolio during the three months ended March 31, 1999.

The Company did not have any REO properties during the three months ended March 31, 2000. The Company recognized aggregate gains of $1,385 on the sale of one REO property during the three months ended March 31, 1999.

Operating expenses totaling $343,319 and $460,073 for the three months ended March 31, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $271,367 and $272,904, for the three months ended March 31, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended March 31, 2000 and 1999 totaled $50,000 for each period. Directors' fees totaled $11,000 and $6,500 for the three months ended March 31, 2000 and 1999, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $10,952 and $130,669 for the three months ended March 31, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the acceleration in 1999 of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted during fiscal year 1999.

On March 21, 2000 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on April 17, 2000.

The Company's Board of Directors also declared on March 21, 2000, out of the retained earnings of the Company, a cash dividend of $5,000 per share of common stock. The $500,000 dividend was paid on April 17, 2000.

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
-----------------------
   11          Computation of Earnings Per Common Share included in Part I, Item 1 of this report
   27          Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

By: /s/ Stephen R. Halpin, Jr. -------------------------- Stephen R. Halpin, Jr. Director, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer) By: /s/ Joel A. Friedman -------------------- Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

  No.                               Exhibit
-------------------------------------------

  11       Computation of Earnings Per Common Share included in Part I, Item
           1 of this report.

  27       Financial Data Schedule.