Form 10-Q
period 2000-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2000-08-14
CIK 1021179

 ------------------------------------------------------------------------------ SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 Commission File Number: 333-10495 CHEVY CHASE PREFERRED CAPITAL CORPORATION (Exact name of registrant as specified in its charter) Maryland 52-1998335 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 8401 Connecticut Avenue Chevy Chase, Maryland 20815 (Address of principal executive offices) (Zip Code) (301) 986-7000 (Registrant's telephone number, including area code) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 2000. ------------------------------------------------------------------------------ CHEVY CHASE PREFERRED CAPITAL CORPORATION TABLE OF CONTENTS PART I - FINANCIAL INFORMATION Page Item 1. Financial Statements: ........................................... 1 (a) Statements of Financial Condition at June 30, 2000 and December 31, 1999 .............................................. 2 (b) Statements of Operations for the Three Months and Six Months Ended June 30, 2000 and 1999 ......................................... 3 (c) Statement of Stockholders' Equity for the Six Months Ended June 30, 2000 ............................................ 4 (d) Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 ......................................... 5 (e) Notes to Financial Statements ................................... 6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........................... 8 Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 12 PART II - OTHER INFORMATION Item 1. Legal Proceedings .............................................. 13 Item 2. Changes in Securities .......................................... 13 Item 3. Defaults Upon Senior Securities ................................ 13 Item 4. Submission of Matters to a Vote of Security Holders ............ 13 Item 5. Other Information .............................................. 13 Item 6. Exhibits and Reports on Form 8-K ............................... 13 PART I ITEM 1. FINANCIAL STATEMENTS The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 27, 2000 (the "1999 10-K"). -1- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION (Unaudited) June 30, December 31, 2000 1999 -------------- -------------- ASSETS Cash and interest-bearing deposits $ 3,807,619 $ 7,072,250 Residential mortgage loans (net of allowance for losses of $40,333 for both periods) 296,116,927 295,195,830 Real estate acquired in settlement of loans, net 134,013 - Accounts receivable from parent 4,389,378 3,599,534 Accrued interest receivable 1,514,751 1,271,362 Prepaid expenses 8,565 8,000 -------------- -------------- Total assets $ 305,971,253 $ 307,146,976 ============== ============== LIABILITIES AND STOCKHOLDERS' EQUITY Accounts payable to parent $ - $ 272,346 Accrued expenses and accounts payable to others 74,617 53,619 Dividends payable to parent 250,000 3,100,000 Dividends payable to others 3,890,625 3,890,625 -------------- -------------- Total liabilities 4,215,242 7,316,590 -------------- -------------- 10 3/8% Noncumulative Exchangeable Preferred Stock, $5 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends) 15,000,000 15,000,000 Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding 100 100 Capital contributed in excess of par 284,999,900 284,830,286 Retained earnings 1,756,011 - -------------- -------------- Total stockholders' equity 301,756,011 299,830,386 -------------- -------------- Total liabilities and stockholders' equity $ 305,971,253 $ 307,146,976 ============== ============== The Notes to Financial Statements are an integral part of these statements. -2- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended Six Months Ended June 30, June 30, ------------------------- ------------------------- 2000 1999 2000 1999 ------------ ------------ ------------ ------------ Interest Income Residential mortgage loans $ 5,415,954 $ 5,427,145 $10,930,104 $10,914,772 Other 35,382 41,184 69,543 82,088 ------------ ------------ ------------ ------------ Total interest income 5,451,336 5,468,329 10,999,647 10,996,860 Interest Expense - 3,069 4,109 6,044 ------------ ------------ ------------ ------------ Net interest income 5,451,336 5,465,260 10,995,538 10,990,816 Provision for loan losses - 13,034 - 26,554 ------------ ------------ ------------ ------------ Net interest income after provision for loan losses 5,451,336 5,452,226 10,995,538 10,964,262 Gain on sales of real estate acquired in settlement of loans, net - 286 - 1,671 ------------ ------------ ------------ ------------ Total income 5,451,336 5,452,512 10,995,538 10,965,933 ------------ ------------ ------------ ------------ Operating Expenses Loan servicing fees paid to parent 279,510 276,583 550,877 549,487 Advisory fees paid to parent 50,000 50,000 100,000 100,000 Directors fees 5,000 6,500 16,000 13,000 General and administrative 19,980 127,391 30,932 258,060 ------------ ------------ ------------ ------------ Total operating expenses 354,490 460,474 697,809 920,547 ------------ ------------ ------------ ------------ Income before income taxes 5,096,846 4,992,038 10,297,729 10,045,386 Provision for income taxes - - 10,468 - ------------ ------------ ------------ ------------ NET INCOME $ 5,096,846 $ 4,992,038 $10,287,261 $10,045,386 ============ ============ ============ ============ PREFERRED STOCK DIVIDENDS 3,890,625 3,890,625 7,781,250 7,781,250 ------------ ------------ ------------ ------------ EARNINGS AVAILABLE TO COMMON STOCKHOLDER $ 1,206,221 $ 1,101,413 $ 2,506,011 $ 2,264,136 ============ ============ ============ ============ EARNINGS PER COMMON SHARE $ 12,062.21 $ 11,014.13 $ 25,060.11 $ 22,641.36 ============ ============ ============ ============ The Notes to Financial Statements are an integral part of these statements. -3- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                                    Capital
                                                  Contributed                      Total
                            Preferred    Common    in Excess      Retained      Stockholders'
                              Stock       Stock      of Par       Earnings         Equity
                            ------------  -----   --------------  ------------ --------------

Balance, December 31, 1999   $15,000,000  $ 100    $ 284,830,286  $     -      $ 299,830,386

Net income                         -         -             -       10,287,261     10,287,261

Capital contribution from
  common stockholder               -         -           169,614        -            169,614

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A        -         -             -       (7,781,250)    (7,781,250)

Dividends on Common Stock          -         -             -         (750,000)      (750,000)
                            ------------  -----   --------------  ------------ --------------
Balance, June 30, 2000       $15,000,000  $ 100    $ 284,999,900  $ 1,756,011  $ 301,756,011
                            ============  =====   ==============  ============ ==============

    The Notes to Financial Statements are an integral part of this statement.
-4- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) Six Months Ended June 30, ------------------------------- 2000 1999 --------------- --------------- Cash flows from operating activities: Net income $ 10,287,261 $ 10,045,386 Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses - 26,554 Gain on sales of real estate acquired in settlement of loans, net - (1,671) (Increase) decrease in accounts receivable from parent (789,844) 5,223,923 Increase in accrued interest receivable (243,389) (117,548) (Increase) decrease in prepaid expenses (565) 212,918 Increase in accrued expenses and accounts payable to others 20,998 69,437 Increase (decrease) in accounts payable to parent (272,346) 9,802 --------------- --------------- Net cash provided by operating activities 9,002,115 15,468,801 --------------- --------------- Cash flows from investing activities: Purchases of residential mortgage loans (17,326,476) (47,676,236) Repayments of residential mortgage loans 16,271,366 41,997,591 Net proceeds on sales of real estate acquired in settlement of loans - 565,942 --------------- --------------- Net cash used in investing activities (1,055,110) (5,112,703) --------------- --------------- Cash flows from financing activities: Capital contribution from common stockholder 169,614 3,549 Dividends paid on preferred stock (7,781,250) (7,781,250) Dividends paid on common stock (3,600,000) (3,650,000) --------------- --------------- Net cash used in financing activities (11,211,636) (11,427,701) --------------- --------------- Net decrease in cash and cash equivalents (3,264,631) (1,071,603) Cash and cash equivalents at beginning of period 7,072,250 4,861,984 --------------- --------------- Cash and cash equivalents at end of period $ 3,807,619 $ 3,790,381 =============== =============== Supplemental disclosures of cash flow information: Income taxes paid during the year $ 10,468 $ - =============== =============== Supplemental disclosures of non-cash activities: Loans receivable transferred to real estate acquired in settlement of loans $ 134,013 $ 533,614 =============== =============== The Notes to Financial Statements are an integral part of these statements. -5- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION: The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's common stock. The Bank is in compliance with its regulatory capital requirements. Certain reclassifications of prior periods' information have been made to conform with the presentation for the three and six months ended June 30, 2000. NOTE 2 - RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans consist of monthly adjustable rate mortgages ("ARMs"), one-year ARMs, three-year ARMs and three-year, five-year, seven-year and ten-year fixed-rate loans with automatic conversion to one-year ARMs after the end of the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated: June 30, December 31, 2000 1999 ---------------- ---------------- Monthly ARMs $ 2,067,473 $ - One-year ARMs 9,867,103 11,854,943 Three-year ARMs 20,398,333 24,886,732 3/1 ARMs 9,260,184 - 5/1 ARMs 95,344,588 93,066,498 7/1 ARMs 11,951,793 12,243,571 10/1 ARMs 142,187,321 147,823,258 30 year fixed-rate 5,080,465 5,361,161 ---------------- ---------------- Total 296,157,260 295,236,163 Less: Allowance for loan losses 40,333 40,333 ---------------- ---------------- Total $ 296,116,927 $ 295,195,830 ================ ================ NOTE 3 - PREFERRED STOCK: Cash dividends on the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no -6- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 3 - PREFERRED STOCK (continued): voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank. NOTE 4 - DIVIDENDS: During the three months ended June 30, 2000, the Company's Board of Directors declared $3,890,625 and $250,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in July, 2000. During the six months ended June 30, 2000, the Company's Board of Directors declared $7,781,250 and $750,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. -7- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION Residential Mortgage Loans At June 30, 2000, the Company had $296,116,927 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $921,097 increase from the balance at December 31, 1999, resulted from Residential Mortgage Loan purchases of $17,326,476, which were offset by principal collections of $16,271,366. The Company transferred one loan with an aggregate principal balance of $134,013 to real estate acquired in settlement of loans ("REO") during the six months ended June 30, 2000. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates. At June 30, 2000, the Company had 3 non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $549,978 (or .19% of loans). At June 30, 2000, the Company had 5 loans which were delinquent 30-89 days with an aggregate principal balance of $923,830 (or .31% of loans). Allowance for Loan Losses An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses is as follows: Six Months Three Months Ended Ended June 30, June 30, --------------------- --------------------- 2000 1999 2000 1999 ---------- ---------- ---------- ---------- Balance at beginning of period $ 40,333 $ 40,333 $ 40,333 $ 27,539 Provision for loan losses - 26,554 - 13,034 Charge-offs - (26,554) - (240) ---------- ---------- ---------- ---------- Balance at end of period $ 40,333 $ 40,333 $ 40,333 $ 40,333 ========== ========== ========== ========== -8- Interest Rate Risk The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 2000 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 132.7% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk. There have been no material changes to the Company's market risk disclosures from the disclosures made in the 1999 10-K. Significant Concentration of Credit Risk Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 81.0%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages. Liquidity and Capital Resources The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company." The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such -9- additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary. Tax Status of the Company The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to Federal income tax on its net income (excluding capital gains) provided that it distributes 100 percent of its annual REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. During the year ended December 31, 1999, the Company recognized capital gains on the sale of five REO properties of $29,909. As a result, subsequent to year 1999, the Company made a tax payment of $10,468. RESULTS OF OPERATIONS Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 During the three months ended June 30, 2000 and 1999, the Company reported net income of $5,096,846 and $4,992,038, respectively. Interest income on Residential Mortgage Loans totaled $5,415,954 and $5,427,145 for the three months ended June 30, 2000 and 1999, respectively, which represents an average yield on such loans of 7.31% and 7.40%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $296,351,889 and $293,340,723 for the three months ended June 30, 2000 and 1999, respectively. The Company would have recorded an additional $9,912 and $8,502 in interest income for the three months ended June 30, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $35,382 and $41,184 was recognized on the Company's interest bearing deposits during the three months ended June 30, 2000 and 1999, respectively. No provision for loan losses was recorded for the three months ended June 30, 2000. A provision for loan losses of $13,034 was recorded on the Company's loan portfolio during the three months ended June 30, 1999. -10- The Company did not have any sales of REO properties during the three months ended June 30, 2000. The Company recognized a gain of $286 on the sale of one REO property during the three months ended June 30, 1999. Operating expenses totaling $354,490 and $460,474 for the three months ended June 30, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $279,510 and $276,583, for the three months ended June 30, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended June 30, 2000 and 1999 totaled $50,000 for each period. Directors' fees totaled $5,000 and $6,500 for the three months ended June 30, 2000 and 1999, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $19,980 and $127,391 for the three months ended June 30, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the acceleration in 1999 of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted during fiscal year 1999. On June 9, 2000 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on July 17, 2000. The Company's Board of Directors also declared on June 9, 2000, out of the retained earnings of the Company, a cash dividend of $2,500 per share of common stock. The $250,000 dividend was paid on July 17, 2000. Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 During the six months ended June 30, 2000 and 1999, the Company reported net income of $10,287,261 and $10,045,386, respectively. Interest income on Residential Mortgage Loans totaled $10,930,104 and $10,914,772 for the six months ended June 30, 2000 and 1999, respectively, which represents an average yield on such loans of 7.37% and 7.45%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $296,698,481 and $292,988,893 for the six months ended June 30, 2000 and 1999, respectively. The Company would have recorded an additional $17,404 and $19,217 in interest income for the six months ended June 30, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $69,543 and $82,088 was recognized on the Company's interest bearing deposits during the six months ended June 30, 2000 and 1999, respectively. No provision for loan losses was recorded for the six months ended June 30, 2000. The Company recorded provision for loan losses of $26,554 for the six months ended June 30, 1999. The Company recognized a gain of $1,671 on the sale of three properties classified as real estate acquired in settlement of loans during the six months ended June 30, 1999. -11- Operating expenses totaling $697,809 and $920,547 for the six months ended June 30, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $550,877 and $549,487, for the six months ended June 30, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the six months ended June 30, 2000 and 1999 totaled $100,000 for each period. Directors fees totaled $16,000 and $13,000 for the six months ended June 30, 2000 and 1999, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $30,932 and $258,060 for the six months ended June 30, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the acceleration in 1999 of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted during fiscal year 1999. During the six months ended June 30, 2000, the Company's Board of Directors declared $7,781,250 and $750,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk", which is hereby incorporated herein by reference. -12- PART II - OTHER INFORMATION ITEM 1. Legal Proceedings The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance. ITEM 2. Changes in Securities None. ITEM 3. Defaults Upon Senior Securities None. ITEM 4. Submission of Matters to a Vote of Security Holders None. ITEM 5. Other Information None. ITEM 6. Exhibits and Reports on Form 8-K (a) Exhibits required by Item 601 of Regulation S-K are set forth below. Exhibit No. Exhibit -------- ---------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report 27 Financial Data Schedule (b) No reports on Form 8-K were filed during the three months ended June 30, 2000. -13- SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. CHEVY CHASE PREFERRED CAPITAL CORPORATION (Registrant) August 14, 2000 By: /s/ Stephen R. Halpin, Jr. ----------------------------- Stephen R. Halpin, Jr. Director, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer) August 14, 2000 By: /s/ Joel A. Friedman -------------------------- Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer) Exhibit Index ------------- Exhibit No. Exhibit ----- -------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report. 27 Financial Data Schedule.