Form 10-Q
period 2000-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2000-11-14
CIK 1021179

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 2000.

______________________________________________________________________________

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

  Item 1. Financial Statements:................................................1
    (a)      Statements of Financial Condition at September 30, 2000 and
               December 31, 1999...............................................2
    (b)      Statements of Operations for the Three Months and Nine Months Ended
               September 30, 2000 and 1999.....................................3
    (c)      Statement of Stockholders' Equity for the Nine Months
               Ended September 30, 2000........................................4
    (d)      Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999.....................................5
    (e)      Notes to Financial Statements.....................................6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........12

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................13

  Item 2.  Changes in Securities..............................................13

  Item 3.  Defaults Upon Senior Securities....................................13

  Item 4.  Submission of Matters to a Vote of Security Holders................13

  Item 5.  Other Information..................................................13

  Item 6.  Exhibits and Reports on Form 8-K...................................13

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

                                                       September 30,           December 31,
                                                           2000                    1999
                                                   ----------------------  ---------------------

                                     ASSETS

Cash and interest-bearing deposits                         $   4,751,326           $  7,072,250
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                       297,290,297            295,195,830
Real estate acquired in settlement of loans, net                  89,455                   -
Accounts receivable from parent                                3,327,596              3,599,534
Accrued interest receivable                                    1,598,240              1,271,362
Prepaid expenses                                                   7,533                  8,000
                                                   ----------------------  ---------------------
         Total assets                                      $ 307,064,447          $ 307,146,976
                                                   ======================  =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                                 $        -               $   272,346
Accrued expenses and accounts payable to others                   79,199                 53,619
Dividends payable to parent                                    1,000,000              3,100,000
Dividends payable to others                                    3,890,625              3,890,625
                                                   ----------------------  ---------------------
   Total liabilities                                           4,969,824              7,316,590
                                                   ----------------------  ---------------------

10 3/8 % Noncumulative Exchangeable
   Preferred Stock, $5 par value,
   10,000,000 shares authorized, 3,000,000
   shares issued and outstanding
   (liquidation value of $150,000,000 plus
   accrued and unpaid dividends)                              15,000,000             15,000,000
Common stock, $1 par value,
   1,000 shares authorized, 100 shares
   issued and outstanding                                            100                    100
Capital contributed in excess of par                         284,999,900            284,830,286
Retained earnings                                              2,094,623                   -
                                                   ----------------------  ---------------------

Total stockholders' equity                                   302,094,623            299,830,386
                                                   ----------------------  ---------------------

      Total liabilities and stockholders' equity           $ 307,064,447          $ 307,146,976
                                                   ======================  =====================

   The Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
                                           ----------------------------------------  ---------------------------------------
                                                  2000                 1999                 2000                1999
                                           -------------------  -------------------  -------------------  ------------------
Interest Income
   Residential mortgage loans                     $ 5,494,285          $ 5,266,870         $ 16,424,389        $16,181,642
   Other                                               66,682               38,207              136,225            120,295
                                           -------------------  -------------------  -------------------  ------------------

   Total interest income                            5,560,967            5,305,077           16,560,614          16,301,937

Interest Expense                                         -                   3,475                4,109               9,519
                                           -------------------  -------------------  -------------------  ------------------
   Net interest income                              5,560,967            5,301,602           16,556,505          16,292,418
Provision for loan losses                                -                    -                    -                 26,554
                                           -------------------  -------------------  -------------------  ------------------

   Net interest income after
      provision for loan losses                     5,560,967            5,301,602           16,556,505          16,265,864

Gain on sales of real estate acquired in
   settlement of loans, net                            13,475                    8               13,475               1,679
                                           -------------------  -------------------  -------------------  ------------------

     Total income                                   5,574,442            5,301,610           16,569,980          16,267,543
                                           -------------------  -------------------  -------------------  ------------------

Operating Expenses
   Loan servicing fees paid to parent                 270,356              278,113              821,233             827,600
   Advisory fees paid to parent                        50,000               50,000              150,000             150,000
   Directors fees                                       6,500                6,500               22,500              19,500
   General and administrative                          18,349              118,647               49,281             376,707
                                           -------------------  -------------------  -------------------  ------------------

     Total operating expenses                         345,205              453,260            1,043,014           1,373,807
                                           -------------------  -------------------  -------------------  ------------------

Income before income taxes                          5,229,237            4,848,350           15,526,966          14,893,736
Provision for income taxes                               -                    -                  10,468                -
                                           -------------------  -------------------  -------------------  ------------------

NET INCOME                                        $ 5,229,237          $ 4,848,350         $ 15,516,498        $ 14,893,736
                                           ===================  ===================  ===================  ==================

PREFERRED STOCK DIVIDENDS                           3,890,625            3,890,625           11,671,875          11,671,875
                                           -------------------  -------------------  -------------------  ------------------

EARNINGS AVAILABLE TO

   COMMON STOCKHOLDER                             $ 1,338,612           $  957,725          $ 3,844,623         $ 3,221,861
                                           ===================  ===================  ===================  ==================

EARNINGS PER COMMON SHARE                         $ 13,386.12          $  9,577.25          $ 38,446.23         $ 32,218.61
                                           ===================  ===================  ===================  ==================

   The Notes to Financial Statements are an integral part of these statements.

                                      -3-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                               Capital
                                                                             Contributed                         Total Stockholders'
                                           Preferred          Common          in Excess           Retained              Equity
                                             Stock            Stock             of Par            Earnings
                                        ----------------   -------------  -------------------  ----------------  -------------------

Balance, December 31, 1999                  $15,000,000          $  100        $ 284,830,286    $        -             $299,830,386

Net income                                     -                -                 -                 15,516,498           15,516,498

Capital contribution from
  common stockholder                           -                -                    169,614           -                    169,614

Dividends on 10 3/8 %Noncumulative
  Exchangeable
  Preferred Stock, Series A                    -                -                 -                (11,671,875)         (11,671,875)

Dividends on Common Stock                      -                -                 -                 (1,750,000)          (1,750,000)
                                        ----------------   -------------  -------------------  ----------------  -------------------

Balance, September 30, 2000                 $15,000,000          $  100        $ 284,999,900        $2,094,623         $302,094,623
                                        ================   =============  ===================  ================  ===================

    The Notes to Financial Statements are an integral part of this statement.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                       --------------------------------------------

                                                                                       --------------------------------------------
                                                                                             2000                     1999
                                                                                       ------------------     ---------------------
Cash flows from operating activities:

Net income                                                                                  $ 15,516,498              $ 14,893,736
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                                                 -                            26,554
     Gain on sales of real estate acquired in
       settlement of loans, net                                                                  (13,475)                   (1,679)
     Decrease in accounts receivable from parent                                                 271,938                 4,111,309
     (Increase) decrease in accrued interest receivable                                         (326,878)                   14,999
     Decrease in prepaid expenses                                                                    467                   277,068
     Increase in accrued expenses and accounts
        payable to others                                                                         25,580                    63,826
     Increase (decrease) in accounts payable to parent                                          (272,346)                   22,861
                                                                                       ------------------     ---------------------

     Net cash provided by operating activities                                                15,201,784                19,408,674
                                                                                       ------------------     ---------------------

Cash flows from investing activities:
     Purchases of residential mortgage loans                                                 (31,652,807)              (64,109,973)
     Repayments of residential mortgage loans                                                 29,334,872                59,449,112
     Net proceeds on sales of real estate acquired
        in settlement of loans                                                                   147,488                   807,490
                                                                                       ------------------     ---------------------

     Net cash used in investing activities                                                    (2,170,447)               (3,853,371)
                                                                                       ------------------     ---------------------

Cash flows from financing activities:

     Capital contribution from common stockholder                                               169,614                      3,549
     Dividends paid on preferred stock                                                       (11,671,875)              (11,671,875)
     Dividends paid on common stock                                                           (3,850,000)               (4,750,000)
                                                                                       ------------------     ---------------------

     Net cash used in financing activities                                                   (15,352,261)              (16,418,326)
                                                                                       ------------------     ---------------------

Net decrease in cash and cash equivalents                                                     (2,320,924)                 (863,023)
Cash and cash equivalents at beginning of period                                              7,072,250                  4,861,984
                                                                                       ------------------     ---------------------
Cash and cash equivalents at end of period                                             $    4,751,326                 $  3,998,961
                                                                                       ==================     =====================

Supplemental disclosures of cash flow information:

     Income taxes paid during the year                                                 $         10,468        $           -                                                                                                   -
                                                                                       ==================     =====================
Supplemental disclosures of non-cash activities:
     Loans receivable transferred to real estate
       acquired in settlement of loans                                                 $        223,468        $          753,912
                                                                                       ==================     =====================

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

Certain reclassifications of prior periods' information have been made to conform with the presentation for the three and nine months ended September 30, 2000.

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

                                        September 30,          December 31,
                                            2000                  1999
                                    --------------------  ----------------------
       Monthly ARMs                 $        11,371,214   $               -
       One-year ARMs                         11,330,290             11,854,943
       Three-year ARMs                       19,307,236             24,886,732
       3/1 ARMs                              12,295,868                   -
       5/1 ARMs                              88,150,063             93,066,498
       7/1 ARMs                              12,179,008             12,243,571
       10/1 ARMs                            137,643,049            147,823,258
       30 year fixed-rate                     5,053,902              5,361,161
                                     -------------------  ---------------------
            Total                           297,330,630            295,236,163

         Less:
           Allowance for loan losses             40,333                 40,333
                                     -------------------  ---------------------

           Total                           $297,290,297          $ 295,195,830
                                     ===================  =====================

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company's 10 3/8 % Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - PREFERRED STOCK (continued):

voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During the three months ended September 30, 2000, the Company's Board of Directors declared $3,890,625 and $1,000,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid in October, 2000.

During the nine months ended September 30, 2000, the Company's Board of Directors declared $11,671,875 and $1,750,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Residential Mortgage Loans

At September 30, 2000, the Company had $297,290,297 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $2,094,467 increase from the balance at December 31, 1999, resulted from Residential Mortgage Loan purchases of $31,652,807, which were offset by principal collections of $29,334,872. The Company transferred two loans with an aggregate principal balance of $223,468 to real estate acquired in settlement of loans ("REO") during the nine months ended September 30, 2000. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At September 30, 2000, the Company had 5 non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $893,985 (or .30% of loans).

At September 30, 2000, the Company had 3 loans which were delinquent 30-89 days with an aggregate principal balance of $499,205 (or .17% of loans).

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

                                               Three Months                              Nine Months
                                                   Ended                                     Ended
                                               September 30,                             September 30,
                                 ---------------------------------------   ---------------------------------------
                                        2000                 1999                  2000                1999
                                 ------------------  -------------------   -------------------  ------------------

 Balance at beginning of period         $   40,333           $  40,333             $   40,333           $  40,333
 Provision for loan losses                    -                   -                      -                 26,554
 Charge-offs                                  -                   -                      -                (26,554)
                                 ------------------  -------------------   -------------------  ------------------

 Balance at end of period               $   40,333           $  40,333             $   40,333           $  40,333
                                 ==================  ===================   ===================  ==================

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 2000 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 133.8% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 77.9%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company."

The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The -9- acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

During the three months ended September 30, 2000 and 1999, the Company reported net income of $5,229,237 and $4,848,350, respectively.

Interest income on Residential Mortgage Loans totaled $5,494,285 and $5,266,870 for the three months ended September 30, 2000 and 1999, respectively, which represents an average yield on such loans of 7.44% and 7.15%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $295,347,009 and $294,710,389 for the three months ended September 30, 2000 and 1999, respectively. The Company would have recorded an additional $10,112 and $10,317 in interest income for the three months ended September 30, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $66,682 and $38,207 was recognized on the Company's interest bearing deposits during the three months ended September 30, 2000 and 1999, respectively.

No provision for loan losses was recorded for the three months ended September 30, 2000 and 1999.

The Company recognized a gain of $13,475 and $8 on the sale of one REO property during the three months ended September 30, 2000 and 1999, respectively.

Operating expenses totaling $345,205 and $453,260 for the three months ended September 30, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $270,356 and $278,113, for the three months ended September 30, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended September 30, 2000 and 1999 totaled $50,000 for each period. Directors' fees paid for the three months ended September 30, 2000 and 1999 totaled $6,500 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $18,349 and $118,647 for the three months ended September 30, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the acceleration in 1999 of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted during fiscal year 1999.

On September 26, 2000 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on October 16, 2000.

The Company's Board of Directors also declared on September 26, 2000, out of the retained earnings of the Company, a cash dividend of $10,000 per share of common stock. The $1,000,000 dividend was paid October 16, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

During the nine months ended September 30, 2000 and 1999, the Company reported net income of $15,516,498 and $14,893,736, respectively.

Interest income on Residential Mortgage Loans totaled $16,424,389 and $16,181,642 for the nine months ended September 30, 2000 and 1999, respectively, which represents an average yield on such loans of 7.39% and 7.35%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $296,247,991 and $293,562,725 for the nine months ended September 30, 2000 and 1999, respectively. The Company would have recorded an additional $27,515 and $29,534 in interest income for the nine months ended September 30, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $136,225 and $120,295 was recognized on the Company's interest bearing deposits during the nine months ended September 30, 2000 and 1999, respectively.

No provision for loan losses was recorded for the nine months ended September 30, 2000. The Company recorded provision for loan losses of $26,554 for the nine months ended September 30, 1999.

The Company recognized a gain of $13,475 on the sale of one property classified as REO during the nine months ended September 30, 2000. The Company recognized a gain of $1,679 on the sale of four properties classified as REO during the nine months ended September 30, 1999.

Operating expenses totaling $1,043,014 and $1,373,807 for the nine months ended September 30, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $821,233 and $827,600, for the nine months ended September 30, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the nine months ended September 30, 2000 and 1999 totaled $150,000 for each period. Directors fees totaled $22,500 and $19,500 for the nine months ended September 30, 2000 and 1999, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $49,281 and $376,707 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the acceleration in 1999 of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted during fiscal year 1999.

During the nine months ended September 30, 2000, the Company's Board of Directors declared $11,671,875 and $1,750,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

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

27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended
    September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

                                By: /s/ Stephen R. Halpin, Jr.
                                    --------------------------------
                                        Stephen R. Halpin, Jr.
                                        Director,
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                By:  /s/ Joel A. Friedman
                                     -------------------------------
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