Form 10-K
period 2000-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2001-03-30
CIK 1021179

______________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
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
Title of each class Name of each exchange on which registered ------------------------------- ------------------------------------------ 10 3/8% Noncumulative Exchangeable New York Stock Exchange, Inc. Preferred Stock, Series A Securities registered pursuant to Section 12(g) of the Act: N/A ______________________________________________________________________________ (Title of class) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- --- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___ The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2001. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates. ________________________________________________________________________________ CHEVY CHASE PREFERRED CAPITAL CORPORATION TABLE OF CONTENTS PART I Page ---- Item 1. BUSINESS...............................................................1 General................................................................1 Mortgage Assets........................................................1 Loan Portfolio Composition............................................1 Investment Policy.....................................................4 Credit Risk Management Policies.......................................5 Delinquencies.........................................................5 Geographic Distribution...............................................5 Servicing..............................................................6 Dividend Policy........................................................6 The Bank...............................................................7 The Advisor............................................................8 Capital and Leverage Policies..........................................8 Employees..............................................................9 Competition............................................................9 Environmental Matters..................................................9 Tax Status of the Company.............................................10 Item 2. PROPERTIES............................................................10 Item 3. LEGAL PROCEEDINGS.....................................................10 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11 PART II Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................................12 Description of Common Stock...........................................12 General..............................................................12 Dividends............................................................12 Voting Rights........................................................13 Rights Upon Liquidation..............................................13 Description of Series A Preferred Shares..............................13 Market Information and Dividends.....................................13 General..............................................................14 Automatic Exchange...................................................14 Voting Rights........................................................15 Redemption...........................................................15 Rights Upon Liquidation..............................................15 Independent Director Approval........................................16 Item 6. SELECTED FINANCIAL DATA...............................................17 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................18 Financial Condition...................................................18 Residential Mortgage Loans...........................................18 Allowance for Loan Losses............................................18 Interest Rate Risk...................................................19 Significant Concentration of Credit Risk.............................20 Liquidity and Capital Resources......................................21 Results of Operations.................................................21 Fiscal Year 2000 Compared to Fiscal Year 1999........................21 Fiscal Year 1999 Compared to Fiscal Year 1998........................22 Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....................................................24 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................F-1 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................25 PART III Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................26 Directors and Executive Officers.....................................26 Audit Committee......................................................29 Section 16(a) Beneficial Ownership Reporting Compliance..............29 Item 11. EXECUTIVE COMPENSATION...............................................29 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................29 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................30 PART IV Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................................31 PART I ITEM 1. BUSINESS GENERAL Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which acquires, holds and manages real estate mortgage assets ("Mortgage Assets"). The Company has elected to be treated as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the "Bank"). The Bank is in compliance with its regulatory capital requirements. The Bank services the Company's Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company also has outstanding 3,000,000 shares of 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the "Series A Preferred Shares"). The Series A Preferred Shares are listed on the New York Stock Exchange (symbol CCP-A). MORTGAGE ASSETS Loan Portfolio Composition The Company's current portfolio of Mortgage Assets consists of whole loans ("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans, all of which were acquired from the Bank, as of December 31, 2000 and December 31, 1999. A description of the types of Residential Mortgage Loans included in the Company's portfolio follows the table. -1-
                                                        Residential Mortgage Loan Portfolio
                                                        -----------------------------------

                                                                     December 31,
                                   ---------------------------------------------------------------------------------

                                                   2000                                      1999
                                   ---------------------------------------   ---------------------------------------
                                       Aggregate             Percent             Aggregate              Percent
                                       Principal                to           Principal Balance            to
              Type                      Balance               Total                                      Total
              ----
                                   ------------------    -----------------   ------------------     ----------------
Monthly ARMs                             $15,010,666                 5.0%          $     -                       -
One-Year ARMs                             17,405,151                 5.9%           11,854,943                 4.0%
Three-Year ARMs                           31,244,189                10.5%           24,886,732                 8.4%
5/1 ARMs                                  82,907,320                27.8%           93,066,498                31.5%
7/1 ARMs                                  12,043,834                 4.0%           12,243,571                 4.2%
10/1 ARMs                                134,689,699                45.2%          147,823,258                50.1%
30 Year Fixed-Rate                         4,884,503                 1.6%            5,361,161                 1.8%
                                   ------------------   ------------------   ------------------     ----------------

                                         298,185,362               100.0%          295,236,163               100.0%
                                    =================   ==================   ==================     ================
Less:
 Allowance for loan losses                    40,333                                    40,333
                                   ------------------                        ------------------

              Total                    $ 298,145,029                             $ 295,195,830
                                   ==================                        ==================
Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 2000 were $45,942,919, which were offset by principal repayments on the Company's loans of $42,653,845. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Residential Mortgage Loans." A majority of the Residential Mortgage Loans included in the Company's portfolio at December 31, 2000 bore interest at adjustable rates. The interest rate on an "adjustable rate mortgage" or an "ARM" resets periodically based on an index (such as the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and periodic interest rate adjustment caps. As of December 31, 2000, the interest rates on the Residential Mortgage Loans included in the Company's portfolio ranged from 5.50% per annum to 9.75% per annum. For the year ended December 31, 2000 the weighted average interest rate was approximately 7.42%. The interest rate on each type of ARM product included in the Company's portfolio adjusts at the times (each, a "Rate Adjustment Date") and in the manner described below, subject to lifetime interest rate caps, to minimum interest rates and, in the case of most ARMs in the portfolio, to maximum periodic adjustment increases or decreases, each as specified in the mortgage note relating to the ARM. Information set forth below regarding interest rate caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2000 may be subject to different interest rates. Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an ARM will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM -2- into a fixed-rate loan for the remainder of the mortgage term. If a loan that is an ARM is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note relating to the loan and will remain fixed at such rate for the remaining term of the loan. The Company's current policy is to retain these fixed-rate loans in its portfolio. At December 31, 2000, all of the Company's approximately $4.9 million of fixed-rated loans were the result of converted ARMs. All the Residential Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan without a fee or penalty. Monthly ARM. The interest rate with respect to a monthly adjustable ARM ("Monthly ARM") adjusts on the first day of each month as specified in the related mortgage note to a rate equal to the then-current applicable London Interbank Offered Rate ("LIBOR") or treasury index plus the gross margin set forth in such mortgage note, subject to periodic and lifetime caps as specified in related mortgage notes. One-Year ARM. The interest rate with respect to a one-year ARM ("One-Year ARM") is fixed at an initial rate for the first twelve monthly payments. The loan adjusts annually thereafter on the date specified in the related mortgage note to a rate equal to the then-current applicable treasury index plus the gross margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease of 2.00%, a lifetime interest rate cap as specified in the related mortgage note and a minimum interest rate no less than the gross margin. Three-Year ARM. The interest rate with respect to each three-year ARM ("Three-Year ARM") is fixed at an initial rate for the first 36 monthly payments. The loan adjusts every three years thereafter in the same manner as described for the One-Year ARM, except that the treasury index is the weekly average yield on the United States Treasury securities adjusted to a constant maturity of three years. Five-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each five-year fixed-rate loan with automatic conversion to a One-Year ARM (a "5/1 ARM") is fixed at an initial rate for the first 60 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan. Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a "7/1 ARM") is fixed at an initial rate for the first 84 monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan. Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a "10/1 ARM") is fixed at an initial rate for the first 120 -3- monthly payments and adjusts annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM, with a lifetime interest cap as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan. Investment Policy General. The Company currently intends to maintain at least 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage securities representing interests in pools of Mortgage Loans ("Mortgage-Backed Securities") and may invest up to 5% of its portfolio in Mortgage Loans secured by commercial real estate properties or multi-family properties ("Commercial Mortgage Loans") or in other assets eligible to be held by a REIT. The Company's current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in "non-accrual status" are generally loans that are past due 90 days or more in principal or interest, and "classified" loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility. The Company may from time to time acquire both conforming and nonconforming Residential Mortgage Loans. Conventional conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). The nonconforming Residential Mortgage Loans that the Company purchases will be nonconforming generally because they have original principal balances which exceed the limits for FHLMC or FNMA programs. Mortgage-Backed Securities. While no Mortgage-Backed Securities are included in the current Mortgage Asset portfolio, the Company may from time to time in the future acquire fixed-rate or variable-rate Mortgage-Backed Securities. A portion of any Mortgage-Backed Securities that the Company may purchase may have been originated by the Bank by exchanging pools of Mortgage Loans for the Mortgage-Backed Securities. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only or principal-only Mortgage-Backed Securities. -4- Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may from time to time in the future acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed-rate loans having shorter maturities than Residential Mortgage Loans. Commercial Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. Other Real Estate Assets. The Company may invest up to 5% of the total value of its portfolio in assets (other than Residential Mortgage Loans and Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, Mortgage Loans secured by multi-family properties, cash and cash equivalents. Credit Risk Management Policies The Company intends that each Mortgage Loan it acquires in the future will represent a first lien position and will be originated in the ordinary course of the originator's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank dated December 1, 1996 (the "Servicing Agreement").See "Servicing." Delinquencies When a borrower fails to make a required payment on a Mortgage Loan, the loan is considered delinquent and, after expiration of the applicable cure period the borrower is charged a late fee, which is retained by the Servicer (as defined below). The Bank and the Company follow practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Geographic Distribution A majority of the Residential Mortgage Loans included in the current loan portfolio are located in Washington, DC, Maryland, and Virginia. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington, DC, Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of the principal and interest on the underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk." -5- SERVICING The Residential Mortgage Loans owned by the Company are serviced by the Bank (the "Servicer") pursuant to the terms of the Servicing Agreement. The Servicer receives a fee equal to 0.375% per annum on the principal balances of the Mortgage Loans serviced. See "Certain Relationships and Related Transactions." The Servicing Agreement requires the Servicer to service the Company's Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures. The Servicing Agreement requires the Servicer to service these loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of the Bank's affiliates. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loans it services. The Servicer also provides accounting and reporting services required by the Company for such loans. The Servicing Agreement requires the Servicer to follow such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that, in the case of Residential Mortgage Loans, no primary mortgage guaranty insurance coverage is adversely affected. The Servicer is entitled to retain any ancillary fees, including, but not limited to, late payment charges, prepayment fees, penalties and assumption fees collected in connection with the Mortgage Loans serviced by it. In addition, the Servicer is entitled to receive any benefit derived from interest earned on collected principal and interest payments between the date of collection and the date of remittance to the Company and from interest earned on tax and insurance impound funds with respect to Mortgage Loans serviced by the Servicer. The Servicer is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Servicer is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any Mortgage Loan serviced by it, unless it determines that such advances are nonrecoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan. The Company can terminate the Servicing Agreement without cause with at least sixty days notice to the Servicer and payment of a termination fee. DIVIDEND POLICY The Company expects to pay an aggregate amount of dividends each year with respect to its outstanding shares of stock equal to approximately 100% of the Company's "REIT taxable income" for such year (excluding capital gains). The Company anticipates that none of the dividends on the Series A Preferred Shares and no material portion of the dividends on the Common Stock will constitute non-taxable returns of capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." -6- Dividends are declared at the discretion of the Board of Directors of the Company after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds consist primarily of interest payments received on the Mortgage Assets held by it, and the Company anticipates that most of such assets will bear interest at adjustable rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Risk." Under Office of Thrift Supervision (the "OTS") regulations, the Bank is required to apply to the OTS for approval to make any capital distribution regardless of size if the Bank does not qualify for expedited treatment under the amended OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains "well capitalized" after the payment. At December 31, 2000, the Bank was in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act, and its capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations. THE BANK The Bank is a federally chartered and federally insured stock savings bank which at December 31, 2000 was conducting business from 174 full-service offices, including 43 grocery store banking centers, and 854 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive offices are located in Chevy Chase, Maryland, both suburban communities of Washington, DC. The Bank also maintains one commercial loan production office located in Baltimore, Maryland, eight mortgage loan production offices in the mid-Atlantic region, seven of which are operated by a wholly-owned mortgage banking subsidiary, and four consumer loan production offices. At December 31, 2000, the Bank had total assets of $11.0 billion, total deposits of $7.1 billion and total stockholders' equity of $494.3 million. Based on total consolidated assets at December 31, 2000, the Bank is the largest bank headquartered in the Washington, DC metropolitan area. The Company is a subsidiary of the Bank and therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank was not "well capitalized" for purposes of the OTS prompt corrective action regulations. "Well capitalized" is currently defined as having a total risk-based capital ratio of at least 10.0%, a tier 1 risk-based capital ratio of at least 6.0% and a core capital (or leverage) ratio of at least 5.0%. At December 31, 2000, the Bank's total risk-based capital ratio was 10.52%, its tier 1 risk-based capital ratio was 6.89% and its core capital (or leverage) ratio was 5.34%. If the Exchange Event (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters") occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). In all circumstances following the Exchange Event, the Bank's ability to pay dividends would be subject to various restrictions under OTS regulations and certain contractual provisions -7- THE ADVISOR On December 3, 1996, the Company entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor") to administer the day-to-day operations of the Company. The Advisor principally is responsible for (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management and financing of the Company's Mortgage Assets, and (iii) maintaining the custody of the documents related to the Company's Mortgage Loans. The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets. The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2000, the Advisor and its affiliates owned approximately $5.1 billion of residential mortgage loans, including all of the Company's Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates also purchase servicing rights on residential mortgage loans. In addition to loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $5.2 billion as of December 31, 2000. The Advisory Agreement had an initial term of three years and is renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon sixty days' prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). The Advisor is entitled to receive an annual advisory fee equal to $200,000 payable in equal quarterly installments with respect to the advisory and management services provided to the Company. See "Certain Relationships and Related Transactions." CAPITAL AND LEVERAGE POLICIES To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income, including capital gains), or a combination of these methods. -8- At December 31, 2000, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company. The Company may also issue additional series of Preferred Stock (as defined below under "Market for Registrant's Common Equity and Related Stockholder Matters"). However, the Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the sum of the aggregate offering price of such additional Preferred Stock and the Company's expenses in connection with the issuance of such additional shares of Preferred Stock. Prior to its issuance of additional shares of Preferred Stock, the Company will take into consideration the Bank's regulatory capital requirements and the cost of raising and maintaining that capital at the time. EMPLOYEES The Company has nine officers. The executive officers of the Company are described further below under "Directors and Executive Officers of the Registrant - Directors and Officers." The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates. COMPETITION The Company does not anticipate that it will engage in the business of originating Residential Mortgage Loans. It does anticipate that it will purchase Mortgage Assets in addition to those in the current loan portfolio and that all these Mortgage Assets will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets. ENVIRONMENTAL MATTERS In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior -9- to the acquisition of any property through foreclosure, hazardous substances or waste, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. TAX STATUS OF THE COMPANY The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. The amount of taxable income required to be distributed annually reduces to 90% for the tax years beginning after December 31, 2000. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. The Company recognized capital gains of $20,209 on the sale of two Real Estate Owned ("REO") properties during the year ended December 31, 2000. As a result, the Company incurred an income tax liability for the year ended December 31, 2000 of $7,073 of which $2,373 was paid subsequent to December 31, 2000. The Company also recognized capital gains of $29,909 on the sale of five REO properties during the year ended December 31, 1999. As a result the Company made a tax payment of $10,468 in January 2000. ITEM 2. PROPERTIES None. ITEM 3. LEGAL PROCEEDINGS The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance. -10- ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2000. -11- PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS DESCRIPTION OF COMMON STOCK General In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2001, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank. Dividends The following table reflects the distributions declared by the Company on the Common Stock for each quarter during the two most recent fiscal years. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business - Dividend Policy."
                      Period               Distributions          Payment Date
------------------------------------   ------------------    -------------------
January 1, 1999 to March 31, 1999         $      190,000          April 15, 1999
April 1, 1999 to June 30, 1999                 1,100,000           July 15, 1999
July 1, 1999 to September 30, 1999               300,000        October 15, 1999
October 1, 1999 to December 31, 1999           3,100,000        January 18, 2000
January 1, 2000 to March 31, 2000                500,000          April 17, 2000
April 1, 2000 to June 30, 2000                   250,000           July 17, 2000
July 1, 2000 to September 30, 2000             1,000,000        October 16, 2000
October 1, 2000 to December 31, 2000           3,500,000        January 16, 2001
Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. If the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividends or other distributions with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders. The amount of taxable income required to be distributed annually reduces to 90% for the tax years beginning December 31, 2000. See "Business - Tax Status of the Company." -12- Voting Rights Subject to the rights, if any, of the holders of any class or series of Preferred Stock (as defined below), all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share. Rights Upon Liquidation In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities. DESCRIPTION OF SERIES A PREFERRED SHARES Market Information and Dividends The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP-PrA." As of February 22, 2001, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 206 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent fiscal years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business - Dividend Policy."

                                                         Price
Period                                             High         Low         Distributions          Payment Date
---------------------------------------------   -----------  -----------  -----------------   ----------------------
January 1, 1999 to March 31, 1999                  $ 55.00      $ 52.69        $ 3,890,625           April 15, 1999
April 1, 1999 to June 30, 1999                       54.50        53.50          3,890,625            July 15, 1999
July 1, 1999 to September 30, 1999                   54.88        53.50          3,890,625         October 15, 1999
October 1, 1999 to December 31, 1999                 53.50        48.88          3,890,625         January 18, 2000
January 1, 2000 to March 31, 2000                    48.94        46.00          3,890,625           April 17, 2000
April 1, 2000 to June 30, 2000                       52.88        46.19          3,890,625            July 17, 2000
July 1, 2000 to September 30, 2000                   53.75        49.50          3,890,625         October 16, 2000
October 1, 2000 to December 31, 2000                 54.00        50.50          3,890,625         January 16, 2001
Holders of Series A Preferred Shares are entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available, cash dividends at the rate of 10 3/8% per annum of the liquidation preference (equivalent to $5.1875 per share per annum). The right of holders of Series A Preferred Shares to receive dividends is noncumulative. Accordingly, if the Board of Directors fails to declare a dividend on the Series A Preferred Shares for a quarterly dividend period, then holders of the Series A Preferred Shares will have no right to receive a dividend for that period, and the Company will have no obligation to pay a dividend for that period, whether or not dividends are declared and paid for any future period with respect to either the Series A Preferred Shares or the Common Stock. -13- General The Series A Preferred Shares form a series of the preferred stock of the Company (the "Preferred Stock"), which Preferred Stock may be issued from time to time in one or more series with such rights, preferences and limitations as are determined by the Company's Board of Directors. The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the capital stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are not subject to any sinking fund or other obligation of the Company for their repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined below) upon the occurrence of the Exchange Event (as defined below). Automatic Exchange Each Series A Preferred Share will be exchanged automatically for one newly issued Series B preferred share of the Bank ( a "Bank Preferred Share") if the appropriate federal regulatory agency of the Bank directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized," anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank the certificate representing each Series A Preferred Share of such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing one Bank Preferred Share (the "Automatic Exchange"). Absent the occurrence of the Exchange Event, no shares of Bank Preferred Shares will be issued. Holders of Series A Preferred Shares cannot exchange their Series A Preferred Shares for Bank Preferred Shares voluntarily. In addition, absent the occurrence of the Automatic Exchange, holders of Series A Preferred Shares will have no dividend, voting, liquidation preference or other rights with respect to any security of the Bank; such rights as are conferred by the Series A Preferred Shares exist solely as to the Company. -14- Voting Rights Except as expressly required by applicable law, or except as indicated below, the holders of the Series A Preferred Shares will not be entitled to vote. In the event the holders of Series A Preferred Shares are entitled to vote as indicated below, each Series A Preferred Share will be entitled to one vote on matters on which holders of the Series A Preferred Shares are entitled to vote. If at the time of any annual meeting of the Company's stockholders for the election of directors the Company has failed to pay or declare and set aside for payment a quarterly dividend during any of the four preceding quarterly dividend periods on any series of Preferred Stock of the Company, including the Series A Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two (if not already increased by two due to a default in preference dividends), and the holders of the Series A Preferred Shares, voting together with the holders of all other series of Preferred Stock as a single class, will be entitled to elect such two additional directors to serve on the Company's Board of Directors at each such annual meeting. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares. Redemption The Series A Preferred Shares are not redeemable prior to January 15, 2007 (except upon the occurrence of certain tax events). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time. Any such redemption must comply with the prompt corrective action and capital distribution regulations of the OTS, which may prohibit a redemption and will require the OTS' prior written approval. The Company will also have the right at any time, upon the occurrence of certain tax events and with the prior written approval of the OTS, to redeem the Series A Preferred Shares, in whole (but not in part) at a redemption price of $50.00 per share, plus the quarterly accrued and unpaid dividend to the date of redemption, if any, thereon. Rights Upon Liquidation In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares at the time outstanding will be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of Common Stock or any other class of stock ranking junior to the Series A Preferred Shares upon liquidation, liquidating distributions in the amount of $50.00 per share, plus the quarterly accrued and unpaid dividend thereon, if any, to the date of liquidation. -15- Independent Director Approval As long as any Series A Preferred Shares are outstanding, certain actions by the Company must be approved by a majority of the independent directors who are not officers or employees of the Company and are not directors, officers, or employees of the Bank or any of its affiliates (the "Independent Directors"). Any members of the Board of Directors of the Company elected by holders of Preferred Stock, including the Series A Preferred Shares, will be deemed to be Independent Directors for purposes of approving actions requiring the approval of a majority of the Independent Directors. -16- ITEM 6. SELECTED FINANCIAL DATA The selected financial data of the Company herein has been derived from the financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated by their report with respect thereto included elsewhere in this Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.
                                                                                                     As of or for
                                                                                                      the period
                                                        As of or for the year ended                  ended December
                                                               December 31,                               31,
                                       -------------------------------------------------------------
                                            2000           1999            1998           1997           1996
                                       -----------------------------------------------------------------------------
OPERATING DATA:

   Interest income                        $22,189,625     $21,795,357    $22,860,956    $23,219,408     $ 1,943,288
   Provision for loan losses                        -          26,554         10,862         65,195               -
                                       -----------------------------------------------------------------------------
      Total interest income after
         provision for loan losses         22,189,625      21,768,803     22,850,094     23,154,213       1,943,288
   Gain on sale of real estate acquired
         in settlement of loans, net           20,209          29,909         32,937              -               -
   Operating expenses                       1,383,421       1,715,826      1,514,080      1,526,564         111,414
Provision for income taxes                     15,168               -              -              -               -
                                       -----------------------------------------------------------------------------
      Net income                          $20,811,245     $20,082,886    $21,368,951    $21,627,649     $ 1,831,874
                                       =============================================================================
  Earnings available to common
      stockholders                        $ 5,248,745     $ 4,520,386    $ 5,806,451    $ 6,065,149      $  578,234
  Earnings per common share               $ 52,487.45     $ 45,203.86    $ 58,064.51    $ 60,651.49      $ 5,782.34

DIVIDENDS DECLARED:

  Dividends on common stock               $ 5,250,000     $ 4,690,000    $ 5,810,000    $ 6,150,000      $  584,749
  Dividends on preferred stock            $15,562,500     $15,562,500    $15,562,500    $15,562,500      $1,253,640

BALANCE SHEET DATA:

  Residential mortgage loans, net        $298,145,029    $295,195,830   $292,682,032   $290,382,131    $294,504,138
  Total assets                           $307,516,771    $307,146,976   $307,593,809   $306,823,316    $302,318,288
  Total stockholders' equity             $299,998,745    $299,830,386   $299,996,451   $299,915,149    $299,993,485
  Number of preferred shares
       outstanding                          3,000,000       3,000,000      3,000,000      3,000,000       3,000,000
  Number of common shares
       outstanding                                100             100            100            100             100
  Average yield on residential
       mortgage loans                           7.42%           7.35%          7.82%          7.85%           7.79%
-17- ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION Residential Mortgage Loans At December 31, 2000, the Company had $298,145,029 invested in Residential Mortgage Loans compared to $295,195,830 at December 31, 1999. During 2000, Residential Mortgage Loan purchases were $45,942,919 and principal collections were $42,653,845. In addition, the Company received proceeds of $251,276 on the sale of two properties classified as real estate acquired in settlement of loans during the year ended December 31, 2000. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates. At December 31, 2000, the Company had three non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $547,069 (or 0.18% of loans). At December 31, 1999, the Company had three non-accrual loans with an aggregate principal balance of $423,667 (or 0.14% of loans). At December 31, 2000, the Company had five delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $655,042 (or 0.22% of loans). At December 31, 1999, the Company had three delinquent loans with an aggregate principal balance of $541,336 (or 0.18% of loans). Allowance for Loan Losses Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan losses is required is performed periodically, and an allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses for the years ended December 31, 2000 and 1999 is as follows:
                                                               Year Ended December 31,
                                         ---------------------------------------------------------------------
                                                2000                     1999                    1998
                                         ---------------------    --------------------    --------------------

        Beginning balance                        $    40,333             $    40,333            $    39,999

        Provision for loan losses                          -                  26,554                 10,862
        Charge-offs                                        -                 (26,554)               (11,266)
        Recoveries                                         -                       -                    698
                                         ---------------------    --------------------    --------------------
          Ending Balance                         $    40,333             $    40,333             $   40,333
                                         =====================    ====================    ====================
-18- Interest Rate Risk The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it more difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. In addition, certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 2000, and the interest rates on such loans, anticipated annual interest income on the Company's loan portfolio was approximately 135.1% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk. The following table contains estimated principal cash flows and fair market values by type for the Company's Residential Mortgage Loans. Prepayment rates are assumed for the Company's loans based on recent actual and market experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. -19-
                                          Expected Maturity/Repricing Date
---------------------------------------------------------------------------------------------------------------------
                                               (Dollars in thousands)
                                                    December 31,
                           --------------------------------------------------------
                             2001       2002        2003        2004       2005     Thereafter     Total      Fair
                                                                                                              Value
                           -------    -------     -------     -------     -------   -----------   -------    --------

Monthly ARMs                15,011           -           -          -           -            -     15,011     15,011
Average Interest Rate       8.730%           -           -          -           -            -     8.730%

One-Year ARMs               17,405           -           -          -           -            -     17,405     18,144
Average Interest Rate       8.111%           -           -          -           -            -     8.111%

Three-Year ARMs              9,205      13,146       8,893          -           -            -     31,244     32,949
Average Interest Rate       8.125%      7.905%      8.257%          -           -            -     8.070%

5/1 ARMs                    47,784      12,785      10,275      8,248       3,815            -     82,907     83,557
Average Interest Rate       8.520%      7.465%      6.958%     6.996%      7.549%            -     7.967%

7/1 ARMs                     1,598       2,160       2,014      1,737       1,667        2,868     12,044     12,103
Average Interest Rate       6.719%      6.749%      6.790%     6.813%      6.760%       6.875%     6.793%

10/1 ARMs                   26,080      25,128      18,663     15,683      14,296       34,840    134,690    135,191
Average Interest Rate       7.071%      7.059%      7.024%     7.038%      7.040%       7.012%     7.040%

30-Year Fixed Rate             648         573         501        438         382        2,343      4,884      5,014
Average Interest Rate       7.730%      7.727%      7.727%     7.728%      7.728%       7.727%     7.728%
Significant Concentration of Credit Risk Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority of the Company's Residential Mortgage Loans are loans secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages. -20- Liquidity and Capital Resources The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed in "Business - Tax Status of the Company." The Company's principal liquidity need will be to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such Mortgage Assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary. RESULTS OF OPERATIONS Fiscal Year 2000 Compared to Fiscal Year 1999 The Company reported net income of $20,811,245 and $20,082,886 for the years ended December 31, 2000 and 1999, respectively. The increase in net income is due primarily to a increase in the average yield on Residential Mortgage Loans and a decrease in operating expenses. Interest income on Residential Mortgage Loans totaled $22,011,411 and $21,628,731 for the years ended December 31, 2000 and 1999, respectively, which represents an average yield on such loans of 7.42% and 7.35%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $296,486,907 and $294,142,360 for the years ended December 31, 2000 and 1999, respectively. The Company would have recorded an additional $35,879 and $38,434 in interest income for the years ended December 31, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $178,214 and $166,626 was recognized on the Company's interest bearing deposits during the years ended December 31, 2000 and 1999, respectively. There were no provisions for loan losses during the year ended December 31, 2000. Provision for loan losses of $26,554 was recorded on the Company's loan portfolio during the year ended December 31, 1999. The Company recognized a gain of $20,209 on the sale of two REO properties during the year ended December 31, 2000. A gain of $29,909 on the sale of five REO properties was recognized during the year ended December 31, 1999. -21- Operating expenses totaling $1,383,421 and $1,715,826 for the years ended December 31, 2000 and 1999, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $1,088,694 and $1,116,911 for the years ended December 31, 2000 and 1999, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 2000 and 1999 totaled $200,000 for each period. Directors' fees totaled $29,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $65,727 and $372,915 for the years ended December 31, 2000 and 1999, respectively. The decrease in general and administrative expenses is due primarily to the prior year acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which the Company adopted effective January 1, 1999. During the year ended December 31, 2000, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company. Also during December 31, 2000, the Company's Board of Directors declared cash dividends of $52,500 per share of Common Stock, $5,248,745 of which was paid out of the retained earnings of the Company and $1,255 of which was treated as a return of capital. Fiscal Year 1999 Compared to Fiscal Year 1998 The Company reported net income of $20,082,886 and $21,368,951 for the years ended December 31, 1999 and 1998, respectively. The reduction in net income is due primarily to a decrease in the average yield on Residential Mortgage Loans and an increase in operating expenses. Interest income on Residential Mortgage Loans totaled $21,628,731 and $22,632,939 for the years ended December 31, 1999 and 1998, respectively, which represents an average yield on such loans of 7.35% and 7.82%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $294,142,360 and $289,332,464 for the years ended December 31, 1999 and 1998, respectively. The Company would have recorded an additional $38,434 and $49,641 in interest income for the years ended December 31, 1999 and 1998, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $166,626 and $228,017 was recognized on the Company's interest bearing deposits during the years ended December 31, 1999 and 1998, respectively. Provision for loan losses of $26,554 and $10,862 were recorded on the Company's loan portfolio during the years ended December 31, 1999 and 1998, respectively. -22- The Company recognized a gain of $29,909 on the sale of five REO properties during the year ended December 31, 1999. A gain of $32,937 on the sale of six REO properties was recognized during the year ended December 31. 1998. Operating expenses totaling $1,715,826 and $1,514,080 for the years ended December 31, 1999 and 1998, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $1,116,911 and $1,116,729, for the years ended December 31, 1999 and 1998, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 1999 and 1998 totaled $200,000 for each period. Directors' fees totaled $26,000 and $28,000 for the years ended December 31, 1999 and 1998, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $372,915 and $169,351 for the years ended December 31, 1999 and 1998 respectively. General and administrative expenses consisted primarily of the amortization of organizational costs. The increase in general and administrative expenses is due primarily to the acceleration of the amortization of organizational costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the costs of Start-Up Activities," which the Company adopted effective January 1, 1999. During the year ended December 31, 1999, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company. Also during December 31, 1999, the Company's Board of Directors declared cash dividends of $46,900 per share of Common Stock, $4,520,386 of which was paid out of the retained earnings of the Company and $169,614 of which was treated as a return of capital. -23- ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Information required by this item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk." -24- ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                    CONTENTS

                                                                            Page
                                                                            ----

(a)  Report of Independent Public Accountants................................F-2

(b)  Statements of Financial Condition at December 31, 2000 and 1999.........F-3

(c)  Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998........................................F-4

(d)  Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998........................................F-5

(e)  Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998........................................F-6

(f)  Notes to Financial Statements...........................................F-7
F-1 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Board of Directors of Chevy Chase Preferred Capital Corporation: We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the "Company," a Maryland corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the three years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. Arthur Andersen, LLP Vienna, Virginia March 26, 2001 F-2
                                       CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                       -----------------------------------------
                                           STATEMENTS OF FINANCIAL CONDITION
                                           ---------------------------------

                                                                                            December 31,
                                                                              -----------------------------------------
                                                                                    2000                   1999
                                                                              ------------------     ------------------

                                                         ASSETS
                                                         ------

  Cash and interest-bearing deposits                                               $  5,122,692           $  7,072,250
  Residential mortgage loans (net of allowance
     for loan losses of $40,333 for both years)                                     298,145,029            295,195,830
  Real estate acquired in settlement of loans                                           116,406                      -
  Accounts receivable from parent                                                     2,519,665              3,599,534
  Accrued interest receivable                                                         1,604,979              1,271,362
  Prepaid expenses                                                                        8,000                  8,000
                                                                              ------------------     ------------------

                 Total assets                                                      $307,516,771           $307,146,976
                                                                              ==================     ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

  Accounts payable to parent                                                          $       -            $   272,346
  Accounts payable to others and accrued expenses                                       127,401                 53,619
  Dividends payable to parent                                                         3,500,000              3,100,000
  Dividends payable to others                                                         3,890,625              3,890,625
                                                                              ------------------     ------------------

                 Total liabilities                                                    7,518,026              7,316,590
                                                                              ------------------     ------------------

  10 3/8% Noncumulative Exchangeable
    Preferred Stock, $5 par value
    10,000,000 shares authorized, 3,000,000
    shares issued and outstanding
    (liquidation value of $150,000,000
    plus accrued and unpaid dividends)                                               15,000,000             15,000,000
  Common Stock, $1 par value
    1,000 shares authorized, 100 shares
    issued and outstanding                                                                  100                    100
  Capital contributed in excess of par                                              284,998,645            284,830,286
                                                                              ------------------     ------------------
               Total stockholders' equity                                           299,998,745            299,830,386
                                                                              ------------------     ------------------

               Total liabilities and stockholders' equity                          $307,516,771           $307,146,976
                                                                              ==================     ==================

                The accompanying Notes to Financial Statements are an integral part of these statements.

                                      F-3

                                     CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                     -----------------------------------------
                                             STATEMENTS OF OPERATIONS
                                             ------------------------

                                                                        Year Ended December 31,
                                                     ------------------------------------------------------------------
                                                            2000                    1999                   1998
                                                     --------------------    -------------------    -------------------
Interest income:
Residential mortgage loans                                  $ 22,011,411           $ 21,628,731           $ 22,632,939
Other                                                            178,214                166,626                228,017
                                                     --------------------    -------------------    -------------------

         Total interest income                                22,189,625             21,795,357             22,860,956

Provision for loan losses                                              -                 26,554                 10,862
                                                     --------------------    -------------------    -------------------
         Total interest income after
         provision for loan losses                            22,189,625             21,768,803             22,850,094

Gain on sale of real estate acquired in
         settlement of loans, net                                 20,209                 29,909                 32,937
                                                     --------------------    -------------------    -------------------

         Total operating income                               22,209,834             21,798,712             22,883,031
                                                     --------------------    -------------------    -------------------

Operating expenses:
Loan servicing fees-parent                                     1,088,694              1,116,911              1,116,729
Advisory fees-parent                                             200,000                200,000                200,000
Directors' fees                                                   29,000                 26,000                 28,000
General and administrative                                        65,727                372,915                169,351
                                                     --------------------    -------------------    -------------------
      Total operating expenses                                 1,383,421              1,715,826              1,514,080
                                                     --------------------    -------------------    -------------------

Income before income taxes                                    20,826,413             20,082,886             21,368,951
Provision for income taxes                                        15,168                      -                      -
                                                     --------------------    -------------------    -------------------

NET INCOME                                                  $ 20,811,245           $ 20,082,886           $ 21,368,951
                                                     ====================    ===================    ===================

PREFERRED STOCK DIVIDENDS                                     15,562,500             15,562,500             15,562,500
                                                     --------------------    -------------------    -------------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER                                        $  5,248,745            $ 4,520,386            $ 5,806,451
                                                     ====================    ===================    ===================

EARNINGS PER COMMON SHARE                                   $  52,487.45            $ 45,203.86            $ 58,064.51
                                                     ====================    ===================    ===================

               The accompanying Notes to Financial Statements are an integral part of these statements.

                                       F-4

                                          CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                          -----------------------------------------
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                             ----------------------------------

                                                                              Capital
                                                                            Contributed
                                             Preferred        Common         in Excess        Retained       Stockholders'
                                               Stock           Stock           of Par         Earnings          Equity
                                          ---------------- -------------- ----------------- --------------  ----------------

  Balance, December 31, 1997                  $15,000,000          $ 100     $ 284,915,049          $   -     $ 299,915,149

  Capital contribution from
     common stockholder                                 -              -            84,851              -            84,851
  Net income                                            -              -                 -     21,368,951        21,368,951
  Dividends on 10 3/8%
     Noncumulative Exhangeable
     Preferred Stock, Series A                          -              -                 -   (15,562,500)      (15,562,500)
  Dividends on common stock                             -              -           (3,549)    (5,806,451)       (5,810,000)
                                          ---------------- -------------- ----------------- --------------  ----------------

  Balance, December 31, 1998                   15,000,000            100       284,996,351              -       299,996,451

  Capital contribution from
     common stockholder                                 -              -             3,549              -             3,549
  Net income                                            -              -                 -     20,082,886        20,082,886
  Dividends on 10 3/8%
     Noncumulative Exchangeable
     Preferred Stock, Series A                          -              -                 -   (15,562,500)      (15,562,500)
  Dividends on common stock                             -              -         (169,614)    (4,520,386)       (4,690,000)
                                          ---------------- -------------- ----------------- --------------  ----------------

  Balance, December 31, 1999                   15,000,000            100       284,830,286              -       299,830,386

  Capital contribution from
     common stockholder                                 -              -           169,614              -           169,614
  Net income                                            -              -                 -     20,811,245        20,811,245
  Dividends on 10 3/8%
     Noncumulative Exchangeable
     Preferred Stock, Series A                          -              -                 -   (15,562,500)      (15,562,500)
  Dividends on common stock                             -              -           (1,255)    (5,248,745)       (5,250,000)
                                          ---------------- -------------- ----------------- --------------  ----------------

  Balance, December 31, 2000                  $15,000,000       $    100     $ 284,998,645        $     -     $ 299,998,745
                                          ================ ============== ================= ==============  ================

                   The accompanying Notes to Financial Statements are an integral part of these statements

                                       F-5

                                          CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                          -----------------------------------------
                                                  STATEMENTS OF CASH FLOWS
                                                  ------------------------

                                                                                     Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                          2000                1999                1998
                                                                   ------------------  ------------------ -------------------

 Cash flows from operating activities:

 Net income                                                           $ 20,811,245         $20,082,886         $ 21,368,951

 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

       Provision for loan losses                                                 -              26,554              10,862
       Gain on sale of real estate acquired in settlement of
            loan losses, net                                               (20,209)            (29,909)            (32,937)
       Decrease in accounts receivable from parent                       1,079,869           4,404,586           2,370,771
       (Increase) decrease in accrued interest receivable                 (333,617)            166,264             124,852
       Decrease in prepaid expenses                                              -             327,850              99,959
       Increase (decrease) in accounts payable to parent                  (272,346)             37,423              71,130
       Increase in accounts payable to others and
           accrued expenses
                                                                            73,782              41,809                8,061
                                                                   ------------------  ------------------ -------------------

       Net cash provided by operating activities                        21,338,724          25,057,463           24,021,649
                                                                   ------------------  ------------------ -------------------

 Cash flows from investing activities:

 Purchases of residential mortgage loans                               (45,942,919)        (73,323,320)       (145,009,967)
 Repayments of residential mortgage loans                               42,653,845          70,029,056         141,718,892
 Net proceeds from sale of real estate acquired in
     settlement of loans                                                   243,678           1,056,018             914,790
                                                                   ------------------  ------------------ -------------------

       Net cash used in investing activities                            (3,045,396)         (2,238,246)         (2,376,285)
                                                                   ------------------  ------------------ -------------------

 Cash flows from financing activities:

 Capital contribution from common stockholder
                                                                           169,614               3,549              84,851
 Dividends paid on preferred stock                                     (15,562,500)        (15,562,500)        (15,562,500)
 Dividends paid on common stock                                         (4,850,000)         (5,050,000)         (5,200,000)
                                                                   ------------------  ------------------ -------------------

      Net cash used in financing activities                            (20,242,886)        (20,608,951)         (20,677,649)
                                                                   ------------------  ------------------ -------------------

 Net increase (decrease) in cash and cash equivalents                   (1,949,558)           2,210,266             967,715

 Cash and cash equivalents at beginning of year                          7,072,250            4,861,984           3,894,269

                                                                   ------------------  ------------------ -------------------

 Cash and cash equivalents at end of year                              $ 5,122,692          $ 7,072,250         $ 4,861,984
                                                                   ==================  ================== ===================

 Supplemental disclosures of cash flow information:
      Income taxes paid during the year                                 $   15,168           $       -           $       -
                                                                   ==================  ================== ===================
 Supplemental disclosures of non-cash activities:
      Net transfer of loans receivable to real
        estate acquired in settlement of loans                          $  339,875           $  753,912          $  980,312
                                                                   ==================  ================== ===================
The accompanying Notes to Financial Statements are an integral part of these statements. F-6 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999 and 1998 -------------------------------- NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION: Chevy Chase Preferred Capital Corporation (the "Company") is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's Common Stock (as defined below). The Bank is in compliance with its regulatory capital requirements. NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Use of Estimates: The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the statements of financial condition and income and expenses for the reporting periods. Actual results could differ from those estimates. Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits. Residential Mortgage Loans: Residential mortgage loans are carried at amortized cost. Interest income is accrued and recognized using the weighted average coupon interest rate of the portfolio. Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 2000 and 1999 totaling $547,069 and $423,667, respectively. Allowance for Loan Losses: Management periodically reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses are based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary. F-7 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999 and 1998 -------------------------------- NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued): Concentrations of Credit: A majority of the Company's loans are secured by properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers. Accounts Receivable from Parent: Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on the 10th day of each month. See Note 7. Accounts Payable to Parent: Accounts payable to parent represents fees owed to the Bank for managing the operations of the Company, for servicing the Company's loans and for expenses paid by the Bank on behalf of the Company. See Note 7. Dividends: Preferred Stock. Dividends on the Series A Preferred Shares are payable at a rate of 10 3/8% per annum of the liquidation preference (an amount equal to $5.1875 per annum per share), if, when and as declared by the Board of Directors of the Company. Dividends are not cumulative and, if declared, are payable quarterly in arrears on the fifteenth day of January, April, July and October or the next business day when the fifteenth falls on a weekend or holiday. Common Stock. The stockholder is entitled to receive dividends if, when and as declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. Earnings Per Common Share: Dividends on preferred stock are deducted from earnings in the computation of earnings per common share when declared by the Company's Board of Directors. Because there are no dilutive securities, basic earnings per common share is equal to diluted earnings per common share. F-8 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999 and 1998 -------------------------------- NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued): Income Taxes: The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company is generally not subject to Federal corporate income taxes on its net income (excluding capital gains) to the extent it distributes at least 100% of its annual REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying financial statements. The Company recognized capital gains of $20,209 on the sale of two REO properties during the year ended December 31, 2000. As a result, the Company incurred an income tax liability for the year ended December 31, 2000 of $7,073 of which $2,373 was paid subsequent to December 31, 2000. The Company also recognized capital gains of $29,909 on the sale of five REO properties during the year ended December 31, 1999. As a result the Company made a tax payment of $10,468 in January 2000. NOTE 3 - RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans consist of monthly adjustable-rate mortgages ("ARMs"), one-year ARMs, three-year ARMs, five-year, seven-year and ten-year fixed-rate loans with automatic adjustment to one-year ARMs after the respective fixed rate period and 30 year fixed-rate mortgages. The following table shows the residential mortgage loan portfolio by type at the dates indicated: December 31, ------------------------------------------------- 2000 1999 --------------------- ---------------------- Monthly ARMs $ 15,010,666 $ - One-Year ARMs 17,405,151 11,854,943 Three-Year ARMs 31,244,189 24,886,732 5/1 ARMs 82,907,320 93,066,498 7/1 ARMs 12,043,834 12,243,571 10/1 ARMs 134,689,699 147,823,258 30 Year Fixed-Rate 4,884,503 5,361,161 ---------------------- ---------------------- Total 298,185,362 295,236,163 Less: Allowance for loan losses 40,333 40,333 ---------------------- ---------------------- Total $ 298,145,029 $ 295,195,830 ====================== ====================== Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. F-9 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999 and 1998 -------------------------------- NOTE 4 - ALLOWANCE FOR LOAN LOSSES:
Activity in the allowance for loan losses is summarized as follows:

                                                               Year Ended December 31,
                                          -------------------------------------------------------------------
                                                 2000                    1999                    1998
                                          --------------------    --------------------    -------------------

           Beginning balance              $           40,333      $           40,333      $          39,999

                Provision for losses                       -                  26,554                 10,862

                Charge-offs                                                  (26,554)               (11,226)
                                                           -
                Recoveries
                                                           -                       -                    698
                                          --------------------    --------------------    -------------------
           Ending balance                 $           40,333      $           40,333      $          40,333
                                          ====================    ====================    ===================
NOTE 5 - PREFERRED STOCK: On December 3, 1996, the Company sold $150 million of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares, if, when and as declared by the Board of Directors, are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events. The Series A Preferred Shares are redeemable at the option of the Company at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:
      If redeemed during the
         12-month period                              Redemption
       beginning January 15,                              Price
--------------------------------              --------------------------
              2007                                      $52.594
              2008                                      $52.075
              2009                                      $51.556
              2010                                      $51.038
              2011                                      $50.519
       2012 and thereafter                              $50.000
F-10 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999 and 1998 -------------------------------- NOTE 6 - DIVIDENDS: During the year ended December 31, 2000, the Company's Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company and $5,250,000 of common stock dividends, $5,248,745 of which was paid out of the retained earnings of the Company and $1,255 of which was treated as a return of capital. Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $3,500,000 were paid subsequent to December 31, 2000. NOTE 7 - RELATED PARTY TRANSACTIONS: The Company has entered into an advisory agreement (the "Advisory Agreement") with the Bank (the "Advisor"). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of three years commencing on December 3, 1996 and is automatically renewed for additional one-year periods unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement may be terminated by the Company at any time upon sixty days' prior written notice. The advisory fee is $200,000 per annum payable in equal quarterly installments. The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause with at least sixty days' notice to the servicer and payment of a termination fee. The servicing fee rate is 0.375% of the outstanding principal balance of the loans. Servicing fees for the years ended December 31, 2000, 1999 and 1998 totaled $1,088,694, $1,116,911 and $1,116,729 respectively. The Company had cash balances of $5,122,692 and $7,072,250 as of December 31, 2000 and 1999, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $178,214, $166,626 and $228,017 for the years ended December 31, 2000, 1999 and 1998, respectively. NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS: The majority of the Company's assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company's financial instruments, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Comparability among REITs may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. F-11
                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                    -----------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 2000, 1999 and 1998
                        --------------------------------

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair values of the Company's financial instruments at December 31,
2000 and 1999 are as follows:
                                                  December 31, 2000
                                      ------------------------------------------
                                            Carrying                  Fair
                                             Amount                   Value
                                      -----------------       ------------------
    Financial assets:
      Cash and interest-bearing deposits   $ 5,122,692              $ 5,122,692
      Residential mortgage loans
       receivable, net                     298,145,029              301,929,000
      Other financial assets                 4,241,050                4,241,050

    Financial liabilities                    7,390,625                7,390,625

                                                  December 31, 1999
                                      ------------------------------------------
                                            Carrying                  Fair
                                             Amount                   Value
                                      -----------------       ------------------
    Financial assets:
      Cash and interest-bearing deposits   $ 7,072,250              $ 7,072,250
      Residential mortgage loans
       receivable, net                     295,195,830              291,174,625
      Other financial assets                 4,870,896                4,870,896

    Financial liabilities                    7,262,971                7,262,971
The following methods and assumptions were used to estimate the fair value amounts at December 31, 2000 and 1999. Cash and interest-bearing deposits: Carrying amount approximates fair value. Residential mortgage loans: Fair value is estimated using discounted cash flow analyses based on contractual repayment and anticipated prepayment schedules. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. F-12 CHEVY CHASE PREFERRED CAPITAL CORPORATION ----------------------------------------- NOTES TO FINANCIAL STATEMENTS ----------------------------- DECEMBER 31, 2000, 1999, and 1998 --------------------------------- NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued): Other financial assets: The carrying amounts of accounts receivable from parent and accrued interest receivable approximate fair value. Financial liabilities: The carrying amounts of accounts payable to parent, accounts payable to others, dividends payable to parent and dividends payable to others approximate fair value. F-13 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None. -25- PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS AND EXECUTIVE OFFICERS The Company's Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors met four times during the year ended 2000 and all of its members attended at least 50% of the meetings. The Company currently has nine officers. The Company has no other employees and does not anticipate that it will require additional employees. The following persons are the Company's current directors and/or executive officers, each of whom has served since 1996.
Name                                                Age          Position and Offices Held
--------------------------------------------------- -------    ----------------------------------------------------

B. Francis Saul II.................................68          Chairman of the Board, President and Chief
                                                                 Executive Officer
Alexander R. M. Boyle..............................63          Director
Stephen R. Halpin, Jr..............................45          Executive Vice President, Chief Financial
                                                                 Officer, Treasurer and Director
N. Alexander MacColl, Jr...........................66          Director
Leslie A. Nicholson................................60          Executive Vice President, General Counsel and
                                                                 Director
John J. O'Connor III...............................70          Director
-26- The following is a summary of the experience of the executive officers and/or directors of the Company: B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of B. F. Saul Company since 1969. Mr. Saul has served as the Chairman of B. F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 2000, B. F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College. ALEXANDER R. M. BOYLE has been Vice Chairman of the Board of Directors of the Bank since 1985. Prior to beginning service in this position, Mr. Boyle was the President and a member of the Board of Directors of Government Services Savings and Loan, Inc. from 1975 until its merger with the Bank in 1985. He is also a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Mr. Boyle has served as a director of the U. S. League of Savings Institutions and as chairman of the Maryland League of Financial Institutions. He currently serves as a director of the Association of Financial Services Holding Companies and serves on the Chancellor's Advisory Council of the University of Maryland and is a member of the Rotary Club of Bethesda-Chevy Chase. STEPHEN R. HALPIN, JR. serves as Executive Vice President and Chief Financial Officer of the Bank. Mr. Halpin is also the Chief Financial Officer for the B. F. Saul Company and B. F. Saul Real Estate Investment Trust. He is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. In addition, Mr. Halpin is a Trustee for Hospice Caring, Inc. Before joining the Bank in 1983, Mr. Halpin was with a public accounting firm. N. ALEXANDER MACCOLL, JR. was a Senior Vice President of the Union Trust Company Loan Production Office from 1982 until 1990 when he retired. He served as Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position at Colonial Bancorp., he served as Second Vice President of the National Bank of Detroit from 1962 until 1977. LESLIE A. NICHOLSON joined Chevy Chase as Executive Vice President and General Counsel in June 1996. Prior to joining the Bank, Mr. Nicholson had been a partner for 24 years in the law firm of Shaw Pittman in Washington, DC, where he was a member of its Management Committee and Chairman of its Litigation department. Mr. Nicholson is a member of the American College of Real Estate Lawyers and the American College of Construction Lawyers, where he served as a National Governor for three years, and a member of the Board of Directors of the Frederick M. Abramson Foundation. -27- JOHN J. O'CONNOR III has been engaged in the practice of law since 1957. He was a partner in Bryan Cave LLP. He is now of Counsel to Bryan Cave LLP. -28- AUDIT COMMITTEE The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of John J. O'Connor III and N. Alexander MacColl, Jr. The audit committee met twice during 2000. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2000, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2000 ITEM 11. EXECUTIVE COMPENSATION Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2000, each of the Independent Directors earned $4,500 for attending four Board of Directors meetings and two Audit Committee meetings. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth, as of March 15, 2001, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2001. -29-
Names and Address of                                Amount of Beneficial                 Percent of Class of
Beneficial Owner (1)                                     Ownership                        Outstanding Shares
------------------------------------------     -------------------------------      -------------------------------
Chevy Chase Bank, F.S.B.                                    100                             Common - 100%

B. Francis Saul II (2)(3)                                    0                                    0%

Alexander R. M. Boyle (2)                                    0                                    0%

Stephen R. Halpin, Jr. (2)(3)                              1,000                          Preferred - 0.033%

N. Alexander MacColl, Jr. (2)                                0                                    0%

Leslie A. Nicholson (2)(3)                                   0                                    0%

John J. O'Connor III (2)                                     0                                    0%

    All directors and executive officers
        as a group (6 persons)                             1,000                          Preferred - 0.033%

(1) The address of each beneficial owner is 8401 Connecticut Avenue, Chevy
     Chase, Maryland  20815.
(2) Indicates a director of the Company.
(3) Indicates an executive officer of the Company.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties. The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2000 totaled $200,000. See "Business - The Advisor." The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2000 totaled $1,088,694. See "Business - Servicing." The Company had cash balances of $5,122,692 as of December 31, 2000 held in various deposit accounts with the Bank. Interest earned on these accounts was $178,214 for the year ended December 31, 2000. -30-
                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial  statements of the Company are included in Item 8 of this report:

       Report of Independent Public Accountants
       Statements of Financial Condition at December 31, 2000 and 1999
       Statements of Operations for the Years Ended December 31, 2000, 1999
        and 1998
       Statements of Stockholders' Equity for the Years Ended December 31, 2000,
        1999 and 1998
       Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
        1998

       Notes to Financial Statements

(a)(2)  All  other  schedules  for  which  provision  is made in the  applicable accounting of the Securities and Exchange  Commission are not required
         under the related    instruction   or   are  inapplicable and therefore
         have been omitted.

(a)(3)  Exhibits:

3.1     Articles of Incorporation of the Company, as amended (incorporated
         herein by reference  to  Exhibit  3.1  of  the  Company's   1996 Annual
         Report  on  Form 10-K)

3.2     Bylaws of the  Company  (incorporated  herein by  reference  to Exhibit
         3(b) of Form S-11 (file number 333-10495) filed by the Company).

4.1     Articles   Supplementary  of  10 3/8%  Noncumulative   Exchangeable
         Preferred  Stock,  Series  A.(incorporated  herein by reference to
         Exhibit 4.1 of the  Company's  1996 Annual  Report on Form 10-K).

10.1    Residential Mortgage Loan Purchase Agreement between the Company and the
         Bank(incorporated herein by reference to Exhibit 10.1 of the Company's
         1996 Annual Report on Form 10-K).
10.2    Mortgage Loan Servicing Agreement between the Company and the Bank
         (incorporatedherein by reference to Exhibit 10.2 of the Company's 1996
          Annual Report on Form 10-K).

10.3    Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company's 1996 Annual Report on
          Form 10-K).
*12.1   Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.

(b)     No reports on Form 8-K were issued during the three months ended
          December 31, 2000.

*Filed herewith.
-31- EXHIBIT 12.1 CHEVY CHASE PREFERRED CAPITAL CORPORATION COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS --------------------------------------------------------------------------------
                        (in thousands, except ratio data)
                                                                                                       As of or for
                                                                                                        the period
                                                                                                           ended
                                                    As of or for the year ended December 31,           December 31,
                                          --------------------------------------------------------------
                                               2000            1999           1998           1997           1996
                                          --------------- ------------------------------------------------------------

Net income                                    $20,811        $20,083         $21,369        $21,628        $1,832

Fixed charges                                     -               -              -               -             -
                                          --------------- ------------------------------------------------------------
Earnings before fixed charges                 $20,811        $20,083         $21,369        $21,628        $1,832

                                          ============================================================================

Fixes charges, as above                      $    -         $     -         $     -         $     -         $   -

Preferred stock dividend requirements         15,563          15,563          15,563         15,563        1,254
                                          --------------- ------------------------------------------------------------
Fixed charges including preferred stock
   dividends                                 $15,563         $15,563         $15,563        $15,563       $1,254
                                          =============== ============================================================

Ratio of earnings to fixed charges and
   Preferred stock dividend requirements        1.34            1.29           1.37            1.39          1.46
SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on March 30, 2001. CHEVY CHASE PREFERRED CAPITAL CORPORATION (Registrant) By: /s/ B. Francis Saul II --------------------------------- B. Francis Saul II Chairman of the Board of Directors and President and Chief Executive Officer Principal Executive Officer) Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated. March 30, 2001 By: /s/ Alexander R. M. Boyle --------------------------------- Alexander R. M. Boyle Director March 30, 2001 By: /s/ Joel A. Friedman ----------------------------- Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer) March 30, 2001 By: /s/ Stephen R. Halpin, Jr. ----------------------------- Stephen R. Halpin, Jr. Director, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer) March 30, 2001 By: /s/ N. Alexander MacColl, Jr. ----------------------------- N. Alexander MacColl, Jr. Director March 30, 2001 By: /s/ Leslie A. Nicholson ----------------------------- Leslie A. NicholsonDirector Executive Vice President and General Counsel March 30, 2001 By: /s/ John J. O'Connor III ----------------------------- John J. O'Connor II Director March 30, 2001 By: /s/ B. Francis Saul II ----------------------------- B. Francis Saul II Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)