Form 10-Q
period 2001-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2001-05-16
CIK 1021179

 ______________________________________________________________________________ SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001 Commission File Number: 333-10495 CHEVY CHASE PREFERRED CAPITAL CORPORATION (Exact name of registrant as specified in its charter) Maryland 52-1998335 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 8401 Connecticut Avenue Chevy Chase, Maryland 20815 (Address of principal executive offices) (Zip Code) (301) 986-7000 (Registrant's telephone number, including area code) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- --- The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of April 30, 2001. ______________________________________________________________________________ CHEVY CHASE PREFERRED CAPITAL CORPORATION TABLE OF CONTENTS PART I - FINANCIAL INFORMATION Page ---- Item 1. Financial Statements:..................................................1 (a) Statements of Financial Condition at March 31, 2001 and December 31, 2000..........................................2 (b) Statements of Operations for the Three Months Ended March 31, 2001 and 2000....................................3 (c) Statement of Stockholders' Equity for the Three Months Ended March 31, 2001.......................................4 (d) Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000....................................5 (e) Notes to Financial Statements................................6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................8 Item 3. Quantitative and Qualitative Disclosures about Market Risk...........11 PART II - OTHER INFORMATION Item 1. Legal Proceedings....................................................12 Item 2. Changes in Securities................................................12 Item 3. Defaults Upon Senior Securities......................................12 Item 4. Submission of Matters to a Vote of Security Holders..................12 Item 5. Other Information....................................................12 Item 6. Exhibits and Reports on Form 8-K.....................................12 PART I ITEM 1. FINANCIAL STATEMENTS The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 30, 2001 (the "2000 10-K"). -1-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                                  (Unaudited)

                                                       March 31,    December 31,
                                                         2001       2000
                                                   --------------- -------------

                                     ASSETS

Cash and interest-bearing deposits                  $   2,989,341    $ 5,122,692
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                294,123,592    298,145,029
Real estate acquired in settlement of loans, net          116,406              -
Accounts receivable from parent                         6,686,504      2,519,665
Accrued interest receivable                             1,545,887      1,604,979
Prepaid expenses                                            9,529          8,000
                                                   --------------- -------------

         Total assets                                 305,354,853    307,516,771
                                                   =============== =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and accounts payable to others     $      84,553  $     127,401
Dividends payable to parent                               275,000      3,500,000
Dividends payable to others                             3,890,625      3,890,625
                                                   --------------- -------------

   Total liabilities                                    4,250,178      7,518,026
                                                   --------------- -------------

10 3/8% Noncumulative Exchangeable
   Preferred Stock, $5 par value,
   10,000,000 shares authorized, 3,000,000
   shares issued and outstanding
   (liquidation value of $150,000,000 plus
   accrued and unpaid dividends)                       15,000,000     15,000,000
Common stock, $1 par value,
   1,000 shares authorized, 100 shares
   issued and outstanding                                     100            100
Capital contributed in excess of par                  284,999,900    284,998,645
Retained earnings                                       1,104,675              -
                                                   --------------- -------------

Total stockholders' equity                            301,104,675    299,998,745
                                                   --------------- -------------

     Total liabilities and stockholders' equity     $ 305,354,853  $ 307,516,771
                                                   =============== =============

   The Notes to Financial Statements are an integral part of these statements.
-2- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended March 31, ------------------------------ 2001 2000 -------------- -------------- Interest Income Residential mortgage loans $ 5,556,152 $ 5,510,041 Other 29,916 34,161 -------------- -------------- Total interest income, net of provision for loan losses 5,586,068 5,544,202 Gain on sales of real estate acquired in settlement of loans, net 21,924 - -------------- -------------- Total income 5,607,992 5,544,202 -------------- -------------- Operating Expenses Loan servicing fees paid to parent 270,705 271,367 Advisory fees paid to parent 50,000 50,000 Directors fees 8,000 11,000 General and administrative 11,749 10,952 -------------- -------------- Total operating expenses 340,454 343,319 -------------- -------------- Income before income taxes 5,267,538 5,200,883 Provision (benefit) for income taxes 10,468 (2,762) -------------- -------------- NET INCOME $ 5,270,300 $ 5,190,415 ============== ============== PREFERRED STOCK DIVIDENDS 3,890,625 3,890,625 -------------- -------------- EARNINGS AVAILABLE TO COMMON STOCKHOLDER $ 1,379,675 $ 1,299,790 ============== ============== EARNINGS PER COMMON SHARE $ 13,796.75 $ 12,997.90 ============== ============== The Notes to Financial Statements are an integral part of these statements. -3-
                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                        Capital
                                                                      Contributed                            Total
                                         Preferred       Common        in Excess         Retained        Stockholders'
                                           Stock         Stock          of Par           Earnings            Equity
                                      ---------------------------------------------------------------- -------------------

Balance, December 31, 2000                $15,000,000       $  100      $284,998,645    $    -            $ 299,998,745

Net income                                      -               -              -         5,270,300            5,270,300

Capital contribution from
  common stockholder                            -               -              1,255         -                    1,255

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A                     -               -              -        (3,890,625)          (3,890,625)

Dividends on Common Stock                       -               -              -          (275,000)            (275,000)
                                      ---------------------------------------------------------------- -------------------

Balance, March 31, 2001                   $15,000,000       $  100      $284,999,900    $1,104,675        $ 301,104,675
                                      ================================================================ ===================
The Notes to Financial Statements are an integral part of this statement. -4- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) Three Months Ended March 31, --------------------------- 2001 2000 ------------- ------------- Cash flows from operating activities: Net income $ 5,270,300 $ 5,190,415 Adjustments to reconcile net income to net cash provided by operating activities: Gain on sales of real estate acquired in settlement of loans, net (21,924) - Increase in accounts receivable from parent (4,166,839) (220,616) (Increase) decrease in accrued interest receivable 59,092 (247,417) Increase in prepaid expenses (1,529) (97) Decrease in accrued expenses and accounts payable to others (42,848) (40,083) Increase in accounts payable to parent - 2,423 ------------- ------------- Net cash provided by operating activities 1,096,252 4,684,625 ------------- ------------- Cash flows from investing activities: Purchases of residential mortgage loans (14,426,304) (8,141,068) Repayments of residential mortgage loans 18,447,741 6,436,340 Net proceeds on sales of real estate acquired in settlement of loans 138,330 - ------------- ------------- Net cash provided by (used in) investing activities 4,159,767 (1,704,728) ------------- ------------- Cash flows from financing activities: Capital contribution from common stockholder 1,255 169,614 Dividends paid on preferred stock (3,890,625) (3,890,625) Dividends paid on common stock (3,500,000) (3,100,000) ------------- ------------- Net cash used in financing activities (7,389,370) (6,821,011) ------------- ------------- Net decrease in cash and cash equivalents (2,133,351) (3,841,114) Cash and cash equivalents at beginning of period 5,122,692 7,072,250 ------------- ------------- Cash and cash equivalents at end of period $ 2,989,341 $ 3,231,136 ============= ============= Supplemental disclosures of cash flow information: Income taxes paid during the year $ - $ 10,468 ============= ============= The Notes to Financial Statements are an integral part of these statements. -5- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION: The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's common stock. The Bank is in compliance with its regulatory capital requirements. Certain reclassifications of prior periods' information have been made to conform with the presentation for the three months ended March 31, 2001. NOTE 2 - RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans consist of monthly adjustable rate mortgages ("ARMs"), one-year ARMs, three-year ARMs and five-year, seven-year and ten-year fixed-rate loans with automatic conversion to one-year ARMs after the end of the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated: March 31, December 31, 2001 2000 ---------------- ----------------- Monthly ARMs $ 27,539,392 $ 15,010,666 One-year ARMs 17,951,611 17,405,151 Three-year ARMs 28,114,840 31,244,189 5/1 ARMs 74,824,148 82,907,320 7/1 ARMs 11,640,203 12,043,834 10/1 ARMs 129,233,175 134,689,699 30 year fixed-rate 4,860,556 4,884,503 ---------------- ----------------- Total 294,163,925 298,185,362 Less: Allowance for loan losses 40,333 40,333 ---------------- ----------------- Total $ 294,123,592 $ 298,145,029 ================ ================= NOTE 3 - PREFERRED STOCK: Cash dividends on the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events) and are redeemable thereafter at the option of the Company. Except under certain -6- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 3 - PREFERRED STOCK (continued): limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank. NOTE 4 - DIVIDENDS: During the three months ended March 31, 2001, the Company's Board of Directors declared $3,890,625 and $275,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid on April 16, 2001. -7- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION Residential Mortgage Loans At March 31, 2001, the Company had $294,123,592 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $4,021,437 decrease from the balance at December 31, 2000, resulted from Residential Mortgage Loan purchases of $14,426,304, which were offset by principal collections of $18,447,741. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates. At March 31, 2001, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $529,773 (or 0.18% of loans). At March 31, 2001, the Company had six loans which were delinquent 30-89 days with an aggregate principal balance of $906,421 (or 0.31 % of loans). Allowance for Loan Losses An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses is as follows: Three Months Ended March 31, ---------------------------- 2001 2000 ------------- ------------ Balance at beginning of period $ 40,333 $ 40,333 Provision for loan losses - - Charge-offs - - ------------- ------------ Balance at end of period $ 40,333 $ 40,333 ============= ============ -8- Interest Rate Risk The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when market interest rates fall below existing mortgage rates, holders of both fixed and adjustable rate mortgages are likely to prepay such mortgages. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares. Based on the outstanding balance of the Company's Residential Mortgage Loans at March 31, 2001 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 133.7% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk. There have been no material changes to the Company's market risk disclosures from the disclosures made in the 2000 10-K. Significant Concentration of Credit Risk Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 73.3%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages. -9- Liquidity and Capital Resources The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company." The Company's principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary. Tax Status of the Company The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to continue to qualify as a REIT, the Company must distribute to its shareholders 90 percent of its annual REIT taxable income, satisfy certain organizational, stock ownership and operational requirements, and meet certain income and asset tests. As a REIT, the Company will be entitled to a deduction for amounts distributed as dividends to shareholders and, therefore, provided that it distributes 100 percent of its annual REIT taxable income and capital gains, the Company generally will not be subject to Federal income tax. If in any taxable year the Company failed to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. RESULTS OF OPERATIONS Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 During the three months ended March 31, 2001 and 2000, the Company reported net income of $5,270,300 and $5,190,415, respectively. Interest income on Residential Mortgage Loans totaled $5,556,152 and $5,510,041 for the three months ended March 31, 2001 and 2000, respectively, which represents an average yield on such loans of 7.54% and 7.42%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $294,604,774 and $297,045,073 for the three months ended March 31, 2001 and 2000, respectively. The Company would have recorded an additional $2,300 and $7,492 in -10- interest income for the three months ended March 31, 2001 and 2000, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $29,916 and $34,161 was recognized on the Company's interest bearing deposits during the three months ended March 31, 2001 and 2000, respectively. No provision for loan losses was recorded for the three months ended March 31, 2001 and 2000. The Company recognized a gain of $21,924 on the sale of one Real Estate Owned ("REO") property during the three months ended March 31, 2001. The Company did not sell any REO properties during the three months ended March 31, 2000. Operating expenses totaling $340,454 and $343,319 for the three months ended March 31, 2001 and 2000, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $270,705 and $271,367, for the three months ended March 31, 2001 and 2000, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended March 31, 2001 and 2000 totaled $50,000 for each period. Directors' fees paid for the three months ended March 31, 2001 and 2000 totaled $8,000 and $11,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $11,749 and $10,952 for the three months ended March 31, 2001 and 2000, respectively. On March 20, 2001 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on April 16, 2001. The Company's Board of Directors also declared on March 20, 2001, out of the retained earnings of the Company, a cash dividend of $2,750 per share of common stock. The $275,000 dividend was paid on April 16, 2001. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk", which is hereby incorporated herein by reference. -11- PART II - OTHER INFORMATION ITEM 1. Legal Proceedings The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance. ITEM 2. Changes in Securities None. ITEM 3. Defaults Upon Senior Securities None. ITEM 4. Submission of Matters to a Vote of Security Holders On May 7, 2001, the Bank, the sole voting stockholder of the Company, by written consent, elected the following persons as directors of the Company to serve until their respective successors shall have been duly elected and qualify: B. Francis Saul II; Alexander R. M. Boyle; Stephen R. Halpin, Jr.; N. Alexander MacColl, Jr.; Leslie A. Nicholson; and John J. O'Connor III. ITEM 5. Other Information None. ITEM 6. Exhibits and Reports on Form 8-K (a) Exhibits required by Item 601 of Regulation S-K are set forth below. Exhibit No. Exhibit ------- ----------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report (b) No reports on Form 8-K were filed during the three months ended March 31, 2001. -12- SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. CHEVY CHASE PREFERRED CAPITAL CORPORATION (Registrant) May 15, 2001 By: /s/ ALEXANDER R. M. BOYLE ------------------------------ Alexander R. M. Boyle Vice Chairman of the Board May 15, 2001 By: /s/ STEPHEN R. HALPIN, JR. ------------------------------ Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer) May 15, 2001 By: /s/ JOEL A. FRIEDMAN ------------------------------ Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer) Exhibit Index Exhibit No. Exhibit -------- --------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.