Form 10-Q
period 2001-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2001-08-15
CIK 1021179

 ______________________________________________________________________________ SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 Commission File Number: 333-10495 CHEVY CHASE PREFERRED CAPITAL CORPORATION (Exact name of registrant as specified in its charter) Maryland 52-1998335 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 8401 Connecticut Avenue Chevy Chase, Maryland 20815 (Address of principal executive offices) (Zip Code) (301) 986-7000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 2001.

______________________________________________________________________________ CHEVY CHASE PREFERRED CAPITAL CORPORATION TABLE OF CONTENTS PART I - FINANCIAL INFORMATION Page Item 1. Financial Statements:.................................................1 (a) Statements of Financial Condition at June 30, 2001 and December 31, 2000.................................................2 (b) Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000...............................3 (c) Statement of Stockholders' Equity for the Six Months Ended June 30, 2001...............................................4 (d) Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000............................................5 (e) Notes to Financial Statements......................................6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8 Item 3. Quantitative and Qualitative Disclosures about Market Risk..........12 PART II - OTHER INFORMATION Item 1. Legal Proceedings...................................................13 Item 2. Changes in Securities...............................................13 Item 3. Defaults Upon Senior Securities.....................................13 Item 4. Submission of Matters to a Vote of Security Holders.................13 Item 5. Other Information...................................................13 Item 6. Exhibits and Reports on Form 8-K....................................13 PART I ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 30, 2001 (the "2000 10-K").

-1- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION (Unaudited) June 30, December 31, 2001 2000 ---------------------- ---------------------- ASSETS Cash and interest-bearing deposits $ 4,219,527 $ 5,122,692 Residential mortgage loans (net of allowance for losses of $40,333 for both periods) 294,970,013 298,145,029 Real estate acquired in settlement of loans, net - 116,406 Accounts receivable from parent 5,522,373 2,519,665 Accrued interest receivable 1,565,722 1,604,979 Prepaid expenses 8,566 8,000 ---------------------- ---------------------- Total assets $ 306,286,201 $ 307,516,771 ====================== ====================== LIABILITIES AND STOCKHOLDERS' EQUITY Accrued expenses and accounts payable to others $ 73,645 $ 127,401 Dividends payable to parent 500,000 3,500,000 Dividends payable to others 3,890,625 3,890,625 ---------------------- ---------------------- Total liabilities 4,464,270 7,518,026 ---------------------- ---------------------- 10 3/8% Noncumulative Exchangeable Preferred Stock, $5 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends) 15,000,000 15,000,000 Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding 100 100 Capital contributed in excess of par 284,999,900 284,998,645 Retained earnings 1,821,931 - ---------------------- ---------------------- Total stockholders' equity 301,821,931 299,998,745 ---------------------- ---------------------- Total liabilities and stockholders' equity $ 306,286,201 $ 307,516,771 ====================== ====================== The Notes to Financial Statements are an integral part of these statements. -2- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended Six Months Ended June 30, June 30, --------------------------------------------------------------------- 2001 2000 2001 2000 ---------------- ---------------------------------------------------- Interest Income Residential mortgage loans $5,394,729 $5,415,954 $10,950,881 $10,930,104 5,510, Other 54,701 35,382 84,617 69,543 ---------------- ---------------------------------------------------- Total interest income 5,449,430 5,451,336 11,035,498 10,999,647 Interest Expense - - - 4,109 ---------------- ---------------------------------------------------- Net interest income after provision for loan losses 5,449,430 5,451,336 11,035,498 10,995,538 Gain on sales of real estate acquired in settlement of loans, net - - 21,924 - ---------------- ---------------------------------------------------- Total income 5,449,430 5,451,336 11,057,422 10,995,538 ---------------- ---------------------------------------------------- Operating Expenses Loan servicing fees paid to parent 269,896 279,510 540,601 550,877 Advisory fees paid to parent 50,000 50,000 100,000 100,000 Directors fees 8,000 5,000 16,000 16,000 General and administrative 13,653 19,980 25,402 30,932 ---------------- ---------------------------------------------------- Total operating expenses 341,549 354,490 682,003 697,809 ---------------- ---------------------------------------------------- Income before income taxes 5,107,881 5,096,846 10,375,419 10,297,729 Provision (benefit) for income taxes - - (2,762) 10,468 ---------------- ---------------------------------------------------- NET INCOME $5,107,881 $5,096,846 $10,378,181 $10,287,261 ================ ==================================================== PREFERRED STOCK DIVIDENDS 3,890,625 3,890,625 7,781,250 7,781,250 ---------------- ---------------------------------------------------- EARNINGS AVAILABLE TO COMMON STOCKHOLDER $1,217,256 $1,206,221 $ 2,596,931 $ 2,506,011 ================ ==================================================== EARNINGS PER COMMON SHARE $12,172.56 $12,062.21 $ 25,969.31 $ 25,060.11 ================ ==================================================== The Notes to Financial Statements are an integral part of these statements. -3- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) Capital Contributed Total Preferred Common in Excess Retained Stockholders' Stock Stock of Par Earnings Equity ----------------------------------------------------------------------------------- Balance, December 31, 2000 $15,000,000 $ 100 $284,998,645 $ - $299,998,745 Net income - - - 10,378,181 10,378,181 Capital contribution from common stockholder - - 1,255 - 1,255 Dividends on 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A - - - (7,781,250) (7,781,250) Dividends on Common Stock - - - (775,000) (775,000) ----------------------------------------------------------------------------------- Balance, June 30, 2001 $15,000,000 $ 100 $284,999,900 $1,821,931 $301,821,931 =================================================================================== The Notes to Financial Statements are an integral part of this statement. -4- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) Six Months Ended June 30, -------------------------------------------- 2001 2000 ------------------- ------------------- Cash flows from operating activities: Net income $ 10,378,181 $ 10,287,261 Adjustments to reconcile net income to net cash provided by operating activities: Gain on sales of real estate acquired in settlement of loans, net (21,924) - Increase in accounts receivable from parent (3,002,708) (789,844) (Increase) decrease in accrued interest receivable 39,257 (243,389) Increase in prepaid expenses (566) (565) Increase (decrease) in accrued expenses and accounts payable to others (53,756) 20,998 Decrease in accounts payable to parent - (272,346) ------------------- ------------------- Net cash provided by operating activities 7,338,484 9,002,115 ------------------- ------------------- Cash flows from investing activities: Purchases of residential mortgage loans (45,214,500) (17,326,476) Repayments of residential mortgage loans 48,389,516 16,271,366 Net proceeds on sales of real estate acquired in settlement of loans 138,330 - ------------------- ------------------- Net cash provided by (used in) investing activities 3,313,346 (1,055,110) ------------------- ------------------- Cash flows from financing activities: Capital contribution from common stockholder 1,255 169,614 Dividends paid on preferred stock (7,781,250) (7,781,250) Dividends paid on common stock (3,775,000) (3,600,000) ------------------- ------------------- Net cash used in financing activities (11,554,995) (11,211,636) ------------------- ------------------- Net decrease in cash and cash equivalents (903,165) (3,264,631) Cash and cash equivalents at beginning of period 5,122,692 7,072,250 ------------------- ------------------- Cash and cash equivalents at end of period $ 4,219,527 $ 3,807,619 =================== =================== Supplemental disclosures of cash flow information: Income taxes paid (received) during the year $ (2,762) $ 10,468 =================== =================== Supplemental disclosures of non-cash activities: Loans receivable transferred to real estate acquired in settlement of loans $ - $ 134,013 =================== =================== The Notes to Financial Statements are an integral part of these statements. -5- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's common stock. The Bank is in compliance with its regulatory capital requirements.

Certain reclassifications of prior period's information have been made to conform with the presentation for the six months ended June 30, 2001.

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of monthly adjustable-rate mortgages ("ARMs"), one-year ARMs, three-year ARMs and five-year, seven-year and ten-year fixed-rate loans with automatic conversion to one-year ARMs after the end of the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

June 30, December 31, 2001 2000 -------------------------- -------------------------- Monthly ARMs $ 53,942,662 $ 15,010,666 One-year ARMs 16,782,483 17,405,151 Three-year ARMs 24,447,166 31,244,189 5/1 ARMs 63,162,485 82,907,320 7/1 ARMs 10,635,656 12,043,834 10/1 ARMs 121,204,267 134,689,699 30 year fixed-rate 4,835,627 4,884,503 -------------------------- -------------------------- Total 295,010,346 298,185,362 Less: Allowance for loan losses 40,333 40,333 -------------------------- -------------------------- Total $ 294,970,013 $ 298,145,029 ========================== ========================== NOTE 3 - PREFERRED STOCK:

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

NOTE 4 - DIVIDENDS:

During the three months ended June 30, 2001, the Company's Board of Directors declared $3,890,625 and $500,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company. These dividends were paid on July 16, 2001.

During the six months ended June 30, 2001, the Company's Board of Directors declared $7,781,250 and $775,000 of preferred stock and common stock dividends, respectively, out of retained earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION Residential Mortgage Loans

At June 30, 2001, the Company had $294,970,013 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,175,016 decrease from the balance at December 31, 2000, resulted from principal collections of $48,389,516 which were offset by Residential Mortgage Loan purchases of $45,214,500. The Company received proceeds of $138,330 on the sale of one real estate acquired in settlement of loans ("REO") during the six months ended June 30, 2001. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At June 30, 2001, the Company had five non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $868,848 (or 0.29% of loans).

At June 30, 2001, the Company had seven loans which were delinquent 30-89 days with an aggregate principal balance of $1,366,868 (or 0.46% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses is as follows.

Three Months Ended Six Months Ended June 30, June 30, ----------------------------------- ------------------------------------- 2001 2000 2001 2000 ---------------- ---------------- ----------------- ----------------- Balance at beginning of period $ 40,333 $ 40,333 $ 40,333 $ 40,333 Provision for loan losses - - - - Charge-offs - - - - ---------------- ---------------- ----------------- ----------------- Balance at end of period $ 40,333 $ 40,333 $ 40,333 $ 40,333 ================ ================ ================= ================= -8- Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when market interest rates fall below existing mortgage rates, holders of both fixed and adjustable rate mortgages are likely to prepay such mortgages. In such an interest rate environment, the Company may experience an increase in prepayments on its Residential Mortgage Loans and may find it difficult to purchase additional loans bearing interest rates sufficient to support payment of dividends on the Series A Preferred Shares.

Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 2001 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 130.0% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 68.0%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to continue to qualify as a REIT, the Company must distribute to its shareholders 90 percent of its annual REIT taxable income, satisfy certain organizational, stock ownership and operational requirements, and meet certain income and asset tests. As a REIT, the Company is entitled to a deduction for amounts distributed as dividends to shareholders and, therefore, provided that it distributes 100 percent of its annual REIT taxable income and capital gains, the Company generally will not be subject to Federal income tax. If in any taxable year the Company failed to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless certain conditions were met.

RESULTS OF OPERATIONS Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

During the three months ended June 30, 2001 and 2000, the Company reported net income of $5,107,881 and $5,096,846, respectively.

Interest income on Residential Mortgage Loans totaled $5,394,729 and $5,415,954 for the three months ended June 30, 2001 and 2000, respectively, which represents an average annualized yield on such loans of 7.43% and 7.31%, respectively. The average balance of the Residential Mortgage Loan portfolio was $290,569,569 and $296,351,889 for the three months ended June 30, 2001 and 2000, respectively. The Company would have recorded an additional $10,113 and $9,912 in interest income for the three months ended June 30, 2001 and 2000, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $54,701 and $35,382 was recognized on the Company's interest bearing deposits during the three months ended June 30, 2001 and 2000, respectively.

No provision for loan losses was recorded for the three months ended June 30, 2001 and 2000.

The Company did not sell any REO properties during the three months ended June 30, 2001 and 2000.

Operating expenses totaling $341,549 and $354,490 for the three months ended June 30, 2001 and 2000, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $269,896 and $279,510, for the three months ended June 30, 2001 and 2000, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended June 30, 2001 and 2000 totaled $50,000 for each period. Directors' fees paid for the three months ended June 30, 2001 and 2000 totaled $8,000 and $5,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $13,653 and $19,980 for the three months ended June 30, 2001 and 2000, respectively.

On June 19, 2001 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were paid on July 16, 2001.

The Company's Board of Directors also declared on June 19, 2001, out of the retained earnings of the Company, a cash dividend of $5,000 per share of common stock. The $500,000 dividends were paid on July 16, 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

During the six months ended June 30, 2001 and 2000, the Company reported net income of $10,378,181 and $10,287,261, respectively.

Interest income on Residential Mortgage Loans totaled $10,950,881 and $10,930,104 for the six months ended June 30, 2001 and 2000, respectively, which represents an average annualized yield on such loans of 7.49% and 7.37%, respectively. The average balance of the Residential Mortgage Loan portfolio was $292,587,171 and $296,698,481 for the six months ended June 30, 2001 and 2000, respectively. The Company would have recorded an additional $12,413 and $17,404 in interest income for the six months ended June 30, 2000 and 1999, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $84,617 and $69,543 was recognized on the Company's interest bearing deposits during the six months ended June 30, 2001 and 2000, respectively.

No provision for loan losses was recorded for the six months ended June 30, 2001 and 2000.

The Company recognized a gain of $21,924 on the sale of one REO during the six months ended June 30, 2001.

Operating expenses totaling $682,003 and $697,809 for the six months ended June 30, 2001 and 2000, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $540,601 and $550,877, for the six months ended June 30, 2001 and 2000, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the six months ended June 30, 2001 and 2000 totaled $100,000 for each period. Directors fees totaled $16,000 for the six months ended June 30, 2001 and 2000, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $25,402 and $30,932 for the six months ended June 30, 2001 and 2000, respectively.

During the six months ended June 30, 2001, the Company's Board of Directors declared $7,781,250 and $750,000 of preferred stock and common stock dividends, respectively, out of the retained earnings of the Company.

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

ITEM 2. Changes in Securities None. ITEM 3. Defaults Upon Senior Securities None. ITEM 4. Submission of Matters to a Vote of Security Holders None. ITEM 5. Other Information None. ITEM 6. Exhibits and Reports on Form 8-K (a) Exhibits required by Item 601 of Regulation S-K are set forth below. Exhibit No. Exhibit ------- ------------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report (b) No reports on Form 8-K were filed during the three months ended June 30, 2001 -13- SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVY CHASE PREFERRED CAPITAL CORPORATION (Registrant) By: /s/ ALEXANDER R. M. BOYLE Alexander R. M. Boyle Vice Chairman of the Board By: /s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer) By: /s/ JOEL A. FRIEDMAN Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer) Exhibit Index Exhibit No. Exhibit ------- ------------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.