Form 10-Q
period 2001-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2001-11-14
CIK 1021179

 ______________________________________________________________________________ SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 Commission File Number: 333-10495 CHEVY CHASE PREFERRED CAPITAL CORPORATION (Exact name of registrant as specified in its charter) Maryland 52-1998335 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 8401 Connecticut Avenue Chevy Chase, Maryland 20815 (Address of principal executive offices) (Zip Code) (301)986-7000 (Registrant's telephone number, including area code) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- --- The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 2001. ______________________________________________________________________________ CHEVY CHASE PREFERRED CAPITAL CORPORATION TABLE OF CONTENTS PART I - FINANCIAL INFORMATION Page ---- Item 1. Financial Statements:................................................1 (a) Statements of Financial Condition at September 30, 2001 and December 31, 2000.....................................................2 (b) Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and 2000...........................................3 (c) Statement of Stockholders' Equity for the Nine Months Ended September 30, 2001..............................................4 (d) Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000...........................................5 (e) Notes to Financial Statements..........................................6 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................8 Item 3. Quantitative and Qualitative Disclosures about Market Risk.........12 PART II - OTHER INFORMATION Item 1. Legal Proceedings..................................................13 Item 2. Changes in Securities..............................................13 Item 3. Defaults Upon Senior Securities....................................13 Item 4. Submission of Matters to a Vote of Security Holders................13 Item 5. Other Information..................................................13 Item 6. Exhibits and Reports on Form 8-K...................................13 -1- PART I ITEM 1. FINANCIAL STATEMENTS The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 30, 2001 (the "2000 10-K"). -1- -5- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION (Unaudited) September 30, December 31, 2001 2000 -------------- -------------- ASSETS Cash and interest-bearing deposits $ 4,258,146 $ 5,122,692 Residential mortgage loans (net of allowance for losses of $40,333 for both periods) 295,040,342 298,145,029 Real estate acquired in settlement of loans, net - 116,406 Accounts receivable from parent 5,892,587 2,519,665 Accrued interest receivable 1,529,146 1,604,979 Prepaid expenses 7,533 8,000 -------------- -------------- Total assets $306,727,754 $307,516,771 ============== ============== LIABILITIES AND STOCKHOLDERS' EQUITY Accrued expenses and accounts payable to others $ 34,021 $ 127,401 Dividends payable to parent 1,000,000 3,500,000 Dividends payable to others 3,890,625 3,890,625 -------------- ------------- Total liabilities 4,924,646 7,518,026 -------------- ------------- 10 3/8% Noncumulative Exchangeable Preferred Stock, $5 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends) 15,000,000 15,000,000 Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding 100 100 Capital contributed in excess of par 284,999,900 284,998,645 Retained earnings 1,803,108 - -------------- ------------- Total stockholders' equity 301,803,108 299,998,745 -------------- ------------- Total liabilities and stockholders' equity $306,727,754 $307,516,771 ============== ============= The Notes to Financial Statements are an integral part of these statements. -2- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended Nine Months Ended September 30, September 30, ---------------------------------------- --------------------------------------- 2001 2000 2001 2000 ------------------- ------------------- ------------------- ------------------ Interest Income Residential mortgage loans $ 5,174,390 $ 5,494,285 $ 16,125,271 $ 16,424,389 Other 43,850 66,682 128,467 136,225 ------------------- ------------------- ------------------- ------------------ Total interest income 5,218,240 5,560,967 16,253,738 16,560,614 Interest Expense - - - 4,109 ------------------- ------------------- ------------------- ------------------ Net interest income 5,218,240 5,560,967 16,253,738 16,556,505 Gain on sales of real estate acquired in settlement of loans, net - 13,475 21,924 13,475 ------------------- ------------------- ------------------- ------------------ Total income 5,218,240 5,574,442 16,275,662 16,569,980 ------------------- ------------------- ------------------- ------------------ Operating Expenses Loan servicing fees paid to parent 252,719 270,356 793,320 821,233 Advisory fees paid to parent 50,000 50,000 150,000 150,000 Directors fees 6,500 6,500 22,500 22,500 General and administrative 24,084 18,349 49,486 49,281 ------------------- ------------------- ------------------- ------------------ Total operating expenses 333,303 345,205 1,015,306 1,043,014 ------------------- ------------------- ------------------- ------------------ Income before income taxes 4,884,937 5,229,237 15,260,356 15,526,966 Provision for income taxes 13,135 - 10,373 10,468 ------------------- ------------------- ------------------- ------------------ NET INCOME $ 4,871,802 $ 5,229,237 $ 15,249,983 $ 15,516,498 =================== =================== =================== ================== PREFERRED STOCK DIVIDENDS 3,890,625 3,890,625 11,671,875 11,671,875 ------------------- ------------------- ------------------- ------------------ EARNINGS AVAILABLE TO COMMON STOCKHOLDER $ 981,177 $ 1,338,612 $ 3,578,108 $ 3,844,623 =================== =================== =================== ================== EARNINGS PER COMMON SHARE $ 9,811.77 $ 13,386.12 $ 35,781.08 $ 38,446.23 =================== =================== =================== ================== The Notes to Financial Statements are an integral part of these statements. -3- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited) Capital Contributed Total Stockholders' Preferred Common in Excess Retained Equity Stock Stock of Par Earnings ---------------- ------------- ------------------- ---------------- -------------------- Balance, December 31, 2000 $15,000,000 $ 100 $ 284,998,645 $ - $299,998,745 Net income - - - 15,249,983 15,249,983 Capital contribution from common stockholder - - 1,255 - 1,255 Dividends on 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A - - - (11,671,875) (11,671,875) Dividends on Common Stock - - - (1,775,000) (1,775,000) ---------------- ------------- ------------------- ---------------- -------------------- Balance, September 30, 2001 $15,000,000 $ 100 $ 284,999,900 $ 1,803,108 $301,803,108 ================ ============= =================== ================ ==================== The Notes to Financial Statements are an integral part of this statement. -4- CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudited) Nine Months Ended September 30, ---------------------------------------------- 2001 2000 --------------------- --------------------- Cash flows from operating activities: Net income $ 15,249,983 $ 15,516,498 Adjustments to reconcile net income to net cash provided by operating activities: Gain on sales of real estate acquired in settlement of loans, net (21,924) (13,475) (Increase) decrease in accounts receivable from parent (3,372,922) 271,938 (Increase) decrease in accrued interest receivable 75,833 (326,878) Decrease in prepaid expenses 467 467 Increase (decrease) in accrued expenses and accounts payable to others (93,380) 25,580 Decrease in accounts payable to parent - (272,346) --------------------- --------------------- Net cash provided by operating activities 11,838,057 15,201,784 --------------------- --------------------- Cash flows from investing activities: Purchases of residential mortgage loans (69,030,307) (31,652,807) Repayments of residential mortgage loans 72,134,994 29,334,872 Net proceeds on sales of real estate acquired in settlement of loans 138,330 147,488 --------------------- --------------------- Net cash provided by (used in) investing activities 3,243,017 (2,170,447) --------------------- --------------------- Cash flows from financing activities: Capital contribution from common stockholder 1,255 169,614 Dividends paid on preferred stock (11,671,875) (11,671,875) Dividends paid on common stock (4,275,000) (3,850,000) --------------------- --------------------- Net cash used in financing activities (15,945,620) (15,352,261) --------------------- --------------------- Net decrease in cash and cash equivalents (864,546) (2,320,924) Cash and cash equivalents at beginning of period 5,122,692 7,072,250 --------------------- --------------------- Cash and cash equivalents at end of period $ 4,258,146 $ 4,751,326 ===================== ===================== Supplemental disclosures of cash flow information: Income taxes paid during the year $ 5,311 $ 10,468 ===================== ===================== Supplemental disclosures of non-cash activities: Loans receivable transferred to real estate $ acquired in settlement of loans - $ 223,468 ===================== ===================== The Notes to Financial Statements are an integral part of these statements. -5- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION: The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the "Bank"), a federally insured stock savings bank, owns all of the Company's common stock. The Bank is in compliance with its regulatory capital requirements. NOTE 2 - RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans consist of monthly adjustable rate mortgages ("ARMs"), one-year ARMs, three-year ARMs and five-year, seven-year and ten-year fixed-rate loans with automatic conversion to one-year ARMs after the end of the respective fixed rate period, and 30 year fixed-rate mortgages. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated: September 30, December 31, 2001 2000 --------------------- --------------------- Monthly ARMs $ 68,042,760 $ 15,010,666 One-year ARMs 20,944,407 17,405,151 Three-year ARMs 21,306,890 31,244,189 5/1 ARMs 56,606,036 82,907,320 7/1 ARMs 9,061,477 12,043,834 10/1 ARMs 114,940,953 134,689,699 30 year fixed-rate 4,178,152 4,884,503 --------------------- --------------------- Total 295,080,675 298,185,362 Less: Allowance for loan losses 40,333 40,333 --------------------- --------------------- Total $ 295,040,342 $ 298,145,029 ===================== ===================== -6- CHEVY CHASE PREFERRED CAPITAL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) NOTE 3 - PREFERRED STOCK: Cash dividends on the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A ("the Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events), and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank. NOTE 4 - DIVIDENDS: During the three months ended September 30, 2001, the Company's Board of Directors declared cash dividends of $3,890,625 and $1,000,000 on the Company's preferred stock and common stock, respectively, out of the retained earnings of the Company. These dividends were paid in October, 2001. During the nine months ended September 30, 2001, the Company's Board of Directors declared cash dividends of $11,671,875 and $1,775,000 on the Company's preferred stock and common stock, respectively, out of the retained earnings of the Company. -7- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION Residential Mortgage Loans At September 30, 2001, the Company had $295,040,342 invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The $3,104,687 decrease from the balance at December 31, 2000, resulted from principal collections of $72,134,994, which were offset by Residential Mortgage Loan purchases of $69,030,307 The Company received proceeds of $138,330 on the sale of real estate acquired in settlement of loans ("REO") during the nine months ended September 30, 2001. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates. At September 30, 2001, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $642,802 (or 0.22% of loans). At September 30, 2001, the Company had five loans which were delinquent 30-89 days with an aggregate principal balance of $1,044,885 (or 0.35% of loans). Allowance for Loan Losses An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. The activity in the allowance for loan losses is as follows: Three Months Ended Nine Months Ended September 30, September 30, ---------------------------------- ---------------------------------- 2001 2000 2001 2000 ---------------- --------------- --------------- ---------------- Balance at beginning of period $ 40,333 $ 40,333 $ 40,333 $ 40,333 Provision for loan losses - - - - Charge-offs - - - - ---------------- --------------- --------------- ---------------- Balance at end of period $ 40,333 $ 40,333 $ 40,333 $ 40,333 ================ =============== =============== ================ -8- Interest Rate Risk The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. In recent periods, primarily as a result of a decline in interest rates, the Company has experienced an increase in prepayments on its Residential Mortgage Loans. Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 2001, and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately 123.9% of the projected annual dividend on the Series A Preferred Shares. There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk. There have been no material changes to the Company's market risk disclosures from the disclosures made in the 2000 10-K. Significant Concentration of Credit Risk Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry. The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. Most (or 64.6%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages. Liquidity and Capital Resources The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company." -9- The Company's principal liquidity need will be to fund the acquisition of additional mortgage assets as mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow funds as it deems necessary. Tax Status of the Company The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to continue to qualify as a REIT, the Company must distribute to its shareholders 90 percent of its annual REIT taxable income, satisfy certain organizational, stock ownership and operational requirements, and meet certain income and asset tests. As a REIT, the Company is entitled to a deduction for amounts distributed as dividends to shareholders and, therefore, provided that it distributes 100 percent of its annual REIT taxable income and capital gains, the Company generally will not be subject to Federal income tax. If in any taxable year the Company failed to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to Federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless certain conditions were met. RESULTS OF OPERATIONS Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 During the three months ended September 30, 2001 and 2000, the Company reported net income of $4,871,802 and $5,229,237, respectively. Interest income on Residential Mortgage Loans totaled $5,174,390 and $5,494,285 for the three months ended September 30, 2001 and 2000, respectively, which represents an average yield on such loans of 7.08% and 7.44%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $292,427,219 and $295,347,009 for the three months ended September 30, 2001 and 2000, respectively. The Company would have recorded an additional $5,395 and $10,112 in interest income for the three months ended September 30, 2001 and 2000, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $43,850 and $66,682 was recognized on the Company's interest bearing deposits during the three months ended September 30, 2001 and 2000, respectively. No provision for loan losses was recorded for the three months ended September 30, 2001 and 2000. The Company did not sell any REO properties during the three months ended September 30, 2001. The Company sold one property during the three months ended September 30, 2000 and recognized a gain of $13,475. -10- Operating expenses totaling $333,303 and $345,205 for the three months ended September 30, 2001 and 2000, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $252,719 and $270,356, for the three months ended September 30, 2001 and 2000, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended September 30, 2001 and 2000 totaled $50,000 for each period. Directors' fees paid for the three months ended September 30, 2001 and 2000 totaled $6,500 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $24,084 and $18,349 for the three months ended September 30, 2001 and 2000, respectively. On September 18, 2001 the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on October 15, 2001. The Company's Board of Directors also declared on September 18, 2001, out of the retained earnings of the Company, a cash dividend of $10,000 per share of common stock.. The $1,000,000 dividend was paid October 15, 2001. Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 During the nine months ended September 30, 2001 and 2000, the Company reported net income of $15,249,983 and $15,516,498, respectively. Interest income on Residential Mortgage Loans totaled $16,125,271 and $16,424,389 for the nine months ended September 30, 2001 and 2000, respectively, which represents an average yield on such loans of 7.35% and 7.39%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $292,533,854 and $296,247,991 for the nine months ended September 30, 2001 and 2000, respectively. The Company would have recorded an additional $17,808 and $27,515 in interest income for the nine months ended September 30, 2001 and 2000, respectively, had its non-accrual loans been current in accordance with their original terms. Other interest income of $128,467 and $136,225 was recognized on the Company's interest bearing deposits during the nine months ended September 30, 2001 and 2000, respectively. No provision for loan losses was recorded for the nine months ended September 30, 2001 and 2000, respectively. The Company recognized gains of $21,924 and $13,475 on the sales of one property classified as REO during the nine months ended September 30, 2001 and 2000, respectively. Operating expenses totaling $1,015,306 and $1,043,014 for the nine months ended September 30, 2001 and 2000, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $793,320 and $821,233, for the nine months ended September 30, 2001 and 2000, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the nine months ended September 30, 2001 and 2000 totaled $150,000 for each period. Directors fees paid for the nine months ended September 30, 2001 and 2000, totaled $22,500 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $49,486 and $49,281 for the nine months ended September 30, 2001 and 2000, respectively. -11- During the nine months ended September 30, 2001, the Company's Board of Directors declared cash dividends of $11,671,875 and $1,775,000 on the Company's preferred stock and common stock, respectively, out of the retained earnings of the Company. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk", which is hereby incorporated herein by reference. -12- PART II - OTHER INFORMATION ITEM 1. Legal Proceedings The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company's knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance. ITEM 2. Changes in Securities None. ITEM 3. Defaults Upon Senior Securities None. ITEM 4. Submission of Matters to a Vote of Security Holders None. ITEM 5. Other Information None. ITEM 6. Exhibits and Reports on Form 8-K (a) Exhibits required by Item 601 of Regulation S-K are set forth below. Exhibit No. Exhibit ------------------------ 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report (b) No reports on Form 8-K were filed during the three months ended September 30, 2001. -13- SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. CHEVY CHASE PREFERRED CAPITAL CORPORATION (Registrant) November 14, 2001 By: /s/ Stephen R. Halpin, Jr. --------------------------- Stephen R. Halpin, Jr. Director, Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer) November 14, 2001 By: /s/ Joel A. Friedman -------------------- Joel A. Friedman Senior Vice President and Controller (Principal Accounting Officer) Exhibit Index ------------- Exhibit No. Exhibit ----- ---------- 11 Computation of Earnings Per Common Share included in Part I, Item 1 of this report.