Form 10-K
period 2001-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2002-03-29
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-K
                                December 31, 2001

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                       Commission File Number: 333-10495

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

             (Exact name of registrant as specified in its charter)

          Maryland                                       52-1998335
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

                             7501 Wisconsin Avenue

                            Bethesda, Maryland 20814

               (Address of principal executive office) (Zip Code)

                                 (301) 986-7000

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                   Name of each exchange on which registered
-------------------------------       -----------------------------------------
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

Yes  X  No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the
best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. X

The number of shares outstanding of the  registrant's  sole class of common stock was 100 shares,  $1.00 par value per share,  as of March 15, 2002.  All of such shares were owned by Chevy Chase Bank, F.S.B.;  therefore,  no common stock was held by non-affiliates.

____________________________________________________________________________________

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                   PART I                                   Page
                                                                            ----

                                    PART II

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISKS....................................................23
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................F-1
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE................................24

                                    PART III

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT.................................................27
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................28

                                    PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K...................................................29

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
The Series A Preferred  Shares are listed on the New York Stock Exchange (symbol
CCP-PrA).

MORTGAGE ASSETS

Loan Portfolio Composition

The  Company's  current  portfolio  of Mortgage  Assets  consists of whole loans
("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth  information  concerning  the  Company's  Residential  Mortgage
Loans,  all of which were  acquired  from the Bank,  as of December 31, 2001 and
December 31, 2000. A  description  of the types of  Residential  Mortgage  Loans included in the Company's portfolio follows the table.

                       Residential Mortgage Loan Portfolio

                                             December 31,
                    ------------------------------------------------------------
                             2001
                    ----------------------------   -----------------------------
                      Aggregate      Percent        Aggregate         Percent
                      Principal         to          Principal            to
    Type               Balance        Total         Balance            Total
    ----            --------------   -------       -------------      ----------

Monthly ARMs         $ 79,541,872     27.7%        $ 15,010,666         5.0%
One-Year ARMs          21,583,666      7.5%          17,405,151         5.9%
Three-Year ARMs        19,462,468      6.8%          31,244,189        10.5%
5/1 ARMs               49,804,806     17.3%          82,907,320        27.8%
7/1 ARMs                8,378,308      2.9%          12,043,834         4.0%
10/1 ARMs              99,255,916     34.5%         134,689,699        45.2%
30 Year Fixed-Rate      9,537,078      3.3%           4,884,503         1.6%
                    --------------   -------       --------------     ----------
                      287,564,114    100.0%         298,185,362       100.0%
                    ==============   =======       ==============     ==========
Less:
 Allowance for loan
  losses                   40,333                        40,333
                    --------------                 --------------

  Total             $ 287,523,781                 $ 298,145,029
                    ==============                 ==============

Purchases  from the Bank of  Residential  Mortgage  Loans  during the year ended
December 31, 2001 were $97,217,311, which were offset by principal repayments on the Company's loans of $107,838,559.  See "Management's  Discussion and Analysis
of  Financial  Condition  and  Results of  Operations  -  Financial  Condition -
Residential Mortgage Loans."

A majority of the Residential Mortgage Loans included in the Company's portfolio at December 31, 2001 bear interest at adjustable  rates. The interest rate on an
"adjustable  rate  mortgage" or an "ARM" resets  periodically  based on an index
(such as the London  Interbank  Offered Rate  ("LIBOR") or the interest  rate on
United States Treasury Bills).  ARMs are typically  subject to lifetime interest rate caps and periodic  interest rate adjustment  caps. As of December 31, 2001, the interest rates on the  Residential  Mortgage Loans included in the Company's portfolio  ranged  from 3.88% per annum to 9.75% per  annum.  For the year ended
December 31, 2001 the weighted average interest rate was approximately 7.16%.

The  interest  rate  on each  type  of ARM  product  included  in the  Company's portfolio  adjusts  at the times  (each,  a "Rate  Adjustment  Date") and in the manner  described  below,  subject to lifetime  interest  rate caps,  to minimum interest  rates  and,  in the case of some  ARMs in the  portfolio,  to  maximum periodic  adjustment  increases or decreases,  each as specified in the mortgage note relating to the ARM.  Information set forth below  regarding  interest rate caps  and  minimum  interest  rates  applies  to  the  current  portfolio  only.
Residential  Mortgage Loans purchased by the Company after December 31, 2001 may be subject to different interest rates.

ARMs,  except Monthly ARMs, bear interest at its initial interest rate until the first Rate  Adjustment  Date.  Effective  with each Rate  Adjustment  Date,  the monthly  principal and interest  payment on an ARM will be adjusted to an amount that will fully  amortize the  then-outstanding  principal  balance of such loan over its  remaining  term to stated  maturity and that will be sufficient to pay interest at the adjusted  interest  rate.  Certain of the types of loan products that are ARMs contain an option,  which may be exercised  by the  mortgagor,  to convert the ARM into a fixed-rate  loan for the remainder of the mortgage  term.
If a loan that is an ARM is converted into a fixed-rate  loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note relating to the loan and will remain fixed at such rate for the remaining term of the loan. The Company's  current policy is to retain these fixed-rate  loans in its portfolio.  All Fixed-Rate  Residential  Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan without a fee or penalty.

Monthly  ARM.  The  interest  rate  with  respect  to a monthly  adjustable  ARM
("Monthly  ARM")  adjusts  on the first day of each  month as  specified  in the related  mortgage note to a rate equal to the  then-current  applicable LIBOR or treasury  index  plus the  margin set forth in such  mortgage  note,  subject to periodic and lifetime caps, if any, as specified in related mortgage notes.

One-Year ARM. The interest rate with respect to a one-year ARM ("One-Year  ARM")
is fixed at an initial  rate for the first  twelve  monthly  payments.  The loan adjusts  annually  thereafter on the date specified in the related mortgage note to a rate equal to the  then-current  applicable  treasury index plus the margin set forth in such  mortgage  note,  subject to a maximum  annual  interest  rate increase or decrease of 2.00%, a lifetime  interest rate cap as specified in the related mortgage note and a minimum interest rate no less than the gross margin.

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
Loans that the Company  purchases will be nonconforming  generally  because they have  original  principal  balances  which  exceed  the limits for FHLMC or FNMA programs in effect at the time the loan was originated.

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

Geographic Distribution

A  majority  (or  60.3%)  of the  Residential  Mortgage  Loans  are  secured  by residential real estate  properties  located in the Washington,  DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic,  political, or business developments  in  Washington,  DC,  Maryland,  and Virginia  that may affect the ability of residential property owners in any of these areas to make payments of the  principal  and  interest on the  underlying  mortgages.  See  "Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
Significant Concentration of Credit Risk."

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

Under Office of Thrift Supervision (the "OTS") regulations, the Bank is required to apply to the OTS for approval to make any capital distribution  regardless of size if the Bank does not qualify for expedited  treatment under the amended OTS regulations.  Dividends  on the Series A  Preferred  Shares  are not  treated as capital  distributions for the purposes of these regulations,  provided the Bank remains "well capitalized" after the payment. At December 31, 2001, the Bank was in  compliance  with  all of  its  regulatory  capital  requirements  under  the
Financial  Institutions  Reform,  Recovery and Enforcement  Act, and its capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which at December 31, 2001 was  conducting  business  from 185  full-service  offices, including 51 grocery store banking centers, and 849 automated teller machines in
Maryland,  Virginia,  Delaware  and the  District of  Columbia.  The Bank's home office is located in McLean,  Virginia and its executive  offices are located in
Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned  subsidiary  also maintains a commercial loan production office in Baltimore, Maryland, eight mortgage loan production offices in the  mid-Atlantic  region,  seven of which  are  operated  by a  wholly-owned mortgage  banking  subsidiary,  and four consumer loan  production  offices.  At
December 31, 2001, the Bank had total assets of $11.3 billion, total deposits of
$7.5 billion and total  stockholders'  equity of $536.4 million.  Based on total consolidated  assets  at  December  31,  2001,  the  Bank  is the  largest  bank headquartered in the Washington, DC metropolitan area.

The  Company  is a  subsidiary  of the Bank and  therefore,  federal  regulatory authorities have the right to examine the Company and its activities. Payment of dividends  on the Series A  Preferred  Shares  could be  subject  to  regulatory limitations  if  after  the  payment  the Bank was not  "well  capitalized"  for purposes of the OTS prompt corrective action regulations.  "Well capitalized" is currently defined as having a total risk-based  capital ratio of at least 10.0%, a tier 1  risk-based  capital  ratio of at least  6.0%  and a core  capital  (or leverage)  ratio of at least  5.0%.  At  December  31,  2001,  the Bank's  total risk-based  capital  ratio was 10.70%,  its tier 1 risk-based  capital ratio was
7.00% and its core capital (or leverage) ratio was 5.55%.

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

The Advisor and its  affiliates  have  substantial  experience  in the  mortgage lending  industry,  both in the  origination  and in the  servicing  of mortgage loans. At December 31, 2001, the Advisor and its affiliates owned  approximately
$5.0 billion of  residential  mortgage  loans,  including  all of the  Company's
Residential  Mortgage Loans. In their  residential  mortgage loan business,  the
Advisor and its affiliates  originate and purchase residential mortgage loans. A portion of such loans are sold to investors,  primarily in the secondary market, generally on a servicing  retained  basis.  The Advisor and its affiliates  also purchase  servicing  rights on residential  mortgage loans. In addition to loans serviced  for  its own  portfolio,  the  Advisor  and  its  affiliates  serviced
residential   mortgage   loans   having  an  aggregate   principal   balance  of
approximately $5.7 billion as of December 31, 2001.

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

At December 31, 2001, the Company had no debt outstanding,  and the Company does not currently  intend to incur any  indebtedness.  However,  the  organizational documents  of the  Company  do not  contain  any  limitation  on the  amount  or percentage  of debt,  funded or  otherwise,  that the Company  might incur.  The
Company  may  not,  without  the  approval  of a  majority  of  the  Independent
Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders'  equity,  including  intercompany advances made by the Bank to the
Company.

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

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under  Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income  (excluding  capital  gains)  provided that it distributes annually  100% of its REIT taxable  income to its  stockholders,  meets  certain organizational,  stock ownership and operational  requirements and meets certain income  and asset  tests.  To  remain  qualified  as a REIT,  the  Company  must distribute  each year at least 90% of its "REIT taxable  income" (not  including capital gains) for that year to stockholders. If in any taxable year the Company fails to qualify as a REIT,  the Company  would not be allowed a  deduction  for distributions  to  stockholders  in  computing  its taxable  income and would be subject to federal and state income tax (including  any  applicable  alternative minimum tax) on its taxable income at regular corporate rates. In addition,  the
Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

The Company  recognized a capital gain of $21,924 on the sale of one Real Estate
Owned ("REO") property during the year ended December 31, 2001. As a result, the
Company  incurred and paid an income tax liability  for the year ended  December
31, 2001 of $8,000.

During the year ended December 31, 2000, the Company recognized capital gains of
$20,209 on the sale of two REO properties.  As a result, the Company incurred an income tax  liability for the year ended  December 31, 2000 of $7,073,  of which
$2,373 was paid subsequent to December 31, 2000.  During the year ended December
31, 1999, the Company incurred an income tax liability of $10,468 related to the gain of $29,909  recognized  on the sale of five REO  properties  which was paid during the year ended December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security  holders of the Company during the fourth quarter of the year ended December 31, 2001.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common
Stock were issued in reliance upon an exemption from registration  under Section
4(2) of the  Securities Act of 1933, as amended.  Thus,  there is no established public trading market for the Common Stock. As of March 15, 2002, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following  table reflects the  distributions  declared by the Company on the
Common Stock for each quarter  during the two most recent  fiscal  years.  For a discussion  of the  Company's  distribution  policy  with  respect to the Common
Stock, see "Business - Dividend Policy."

                      Period           Distributions              Payment Date
-------------------------------------  --------------  -------------------------
January 1, 2000 to March 31, 2000      $   500,000                April 17, 2000
April 1, 2000 to June 30, 2000             250,000                 July 17, 2000
July 1, 2000 to September 30, 2000       1,000,000              October 16, 2000
October 1, 2000 to December 31, 2000     3,500,000              January 16, 2001
January 1, 2001 to March 31, 2001          275,000                April 16, 2001
April 1, 2001 to June 30, 2001             500,000                 July 16, 2001
July 1, 2001 to September 30, 2001       1,000,000              October 15, 2001
October 1, 2001 to December 31, 2001     2,700,000              January 15, 2002

Holders of Common  Stock are  entitled  to  receive  dividends  when,  as and if declared  by the  Board of  Directors  out of funds  legally  available.  If the
Company fails to declare and pay full dividends on the Series A Preferred Shares in any  dividend  period,  the  Company  may not  make  any  dividends  or other distributions  with  respect to the Common Stock until such time as dividends on all  outstanding  Series A Preferred  Shares have been (i) declared and paid for three consecutive  dividend periods and (ii) declared and paid or declared and a sum  sufficient  for the payment  thereof has been set apart for payment for the fourth  consecutive  dividend period. To remain qualified as a REIT, the Company must  distribute  annually at least 90% of its annual "REIT taxable income" (not including  capital  gains) to  stockholders.  See  "Business - Tax Status of the
Company."

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred  Shares are listed on the New York Stock  Exchange  under the trading  symbol  "CCP-PrA."  As of February 13, 2002,  there were  3,000,000 issued and  outstanding  Series A  Preferred  Shares held by  approximately  178 holders of record.  The following  table  reflects the  respective  high and low sales prices for the Series A Preferred  Shares for each quarter  during the two most recent fiscal years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred  Shares,  see "Business - Dividend
Policy."

                                                           Price
Period                                               High         Low        Distributions         Payment Date
---------------------------------------------   -----------  -----------  -----------------   ----------------------
January 1, 2000 to March 31, 2000                  $ 48.94      $ 46.00        $ 3,890,625           April 17, 2000
April 1, 2000 to June 30, 2000                       52.88        46.19          3,890,625            July 17, 2000
July 1, 2000 to September 30, 2000                   53.75        49.50          3,890,625         October 16, 2000
October 1, 2000 to December 31, 2000                 54.00        50.50          3,890,625         January 16, 2001
January 1, 2001 to March 31, 2001                    54.70        52.19          3,890,625           April 16, 2001
April 1, 2001 to June 30, 2001                       56.00        53.55          3,890,625            July 16, 2001
July 1, 2001 to September 30, 2001                   57.50        53.30          3,890,625         October 15, 2001
October 1, 2001 to December 31, 2001                 57.95        55.25          3,890,625         January 15, 2002

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

Automatic Exchange

Each  Series A Preferred  Share will be  exchanged  automatically  for one newly issued  Series B  preferred  share of the Bank ("Bank  Preferred  Share") if the appropriate  federal  regulatory  agency of the Bank  directs  in  writing  (the
"Directive")  an exchange of the Series A  Preferred  Shares for Bank  Preferred
Shares because (i) the Bank becomes  "undercapitalized"  under prompt corrective action  regulations  established  pursuant  to  the  Federal  Deposit  Insurance
Corporation  Improvement  Act of 1991, as amended,  (ii) the Bank is placed into conservatorship  or  receivership or (iii) the  appropriate  federal  regulatory agency,  in its sole discretion and even if the Bank is not  "undercapitalized,"
anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange
Event").  Upon the Exchange Event, each holder of Series A Preferred Shares will
be   unconditionally   obligated  to  surrender  to  the  Bank  the  certificate
representing each Series A Preferred Share of such holder,  and the Bank will be unconditionally  obligated  to issue to such  holder in  exchange  for each such
Series A Preferred  Share a certificate  representing  one Bank Preferred  Share
(the  "Automatic  Exchange").  Absent the occurrence of the Exchange  Event,  no shares of Bank Preferred Shares will be issued.

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

If at the time of any  annual  meeting  of the  Company's  stockholders  for the election  of  directors,  the Company has failed to pay or declare and set aside for  payment a quarterly  dividend  during any of the four  preceding  quarterly dividend periods on any series of Preferred Stock of the Company,  including the
Series A Preferred  Shares,  the number of directors then constituting the Board of Directors  of the Company will be increased by two (if not already  increased by two due to a default in preference dividends),  and the holders of the Series
A Preferred  Shares,  voting  together  with the holders of all other  series of
Preferred Stock as a single class, will be entitled to elect such two additional directors  to serve on the  Company's  Board of  Directors  at each such  annual meeting.  Each director  elected by the holders of shares of the Preferred Stock shall  continue to serve as such  director  until the later of (i) the full term for  which  he or she  shall  have  been  elected  or (ii) the  payment  of four quarterly  dividends on the  Preferred  Stock,  including the Series A Preferred
Shares.

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

                                                               As of or for the year ended
                                                                       December 31,
                                       -----------------------------------------------------------------------------
                                            2001           2000            1999           1998           1997
                                       -----------------------------------------------------------------------------
OPERATING DATA:

   Interest income                        $21,041,424     $22,189,625    $21,795,357    $22,860,956     $23,219,408
   Provision for loan losses                        -               -         26,554         10,862          65,195
                                       -----------------------------------------------------------------------------
      Total interest income after
         provision for loan losses         21,041,424      22,189,625     21,768,803     22,850,094      23,154,213
   Gain on sale of real estate
         acquired in settlement
         of loans, net                         21,924          20,209         29,909         32,937               -
   Operating expenses                       1,356,557       1,383,421      1,715,826      1,514,080       1,526,564
Provision for income taxes                     10,373          15,168              -              -               -
                                       -----------------------------------------------------------------------------
      Net income                          $19,696,418     $20,811,245    $20,082,886    $21,368,951     $21,627,649
                                       =============================================================================
  Earnings available to common            $ 4,133,918     $ 5,248,745                                   $ 6,065,149
      stockholders                                                       $ 4,520,386    $ 5,806,451
  Earnings per common share               $ 41,339.18     $ 52,487.45    $ 45,203.86    $ 58,064.51     $ 60,651.49

DIVIDENDS DECLARED:

  Dividends on common stock               $ 4,475,000     $ 5,250,000    $ 4,690,000    $ 5,810,000     $ 6,150,000
  Dividends on preferred stock            $15,562,500     $15,562,500    $15,562,500    $15,562,500     $15,562,500

BALANCE SHEET DATA:

  Residential mortgage loans, net        $287,523,781    $298,145,029   $295,195,830   $292,682,032    $290,382,131
  Total assets                           $306,318,593    $307,516,771   $307,146,976   $307,593,809    $306,823,316
  Total stockholders' equity             $299,658,918    $299,998,745   $299,830,386   $299,996,451    $299,915,149
  Number of preferred shares
       outstanding                          3,000,000       3,000,000      3,000,000      3,000,000       3,000,000
  Number of common shares
       outstanding                                100             100            100            100             100
  Average yield on residential
       mortgage loans                           7.16%           7.42%          7.35%          7.82%           7.85%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FINANCIAL CONDITION

Critical Accounting Policies

Financial  Reporting  Release  No.  60,  which  was  recently  released  by  the
Securities and Exchange  Commission (the "SEC"),  encourages public companies to include a  discussion  of critical  accounting  policies or methods  used in the preparation of financial statements. Critical accounting policies are defined as those that are  reflective  of  significant  judgments  and  uncertainties,  and potentially result in materially  different results under different  assumptions and conditions.  The Company's significant  accounting policies are described in
Note 2 in the Notes to the Financial  Statements.  Not all of these  significant accounting policies require management to make difficult,  subjective or complex judgements or  estimates.  However,  the following  policy could be deemed to be critical within the SEC definition:

     . estimation of allowance for loan losses

Allowance for Loan Losses

Management  reviews the loan  portfolio to establish an allowance  for estimated losses if deemed  necessary.  An analysis to determine  whether an allowance for loan losses is required is performed periodically,  and an allowance is provided after  considering  such  factors as the economy in lending  areas,  delinquency statistics and past loss  experience.  The allowance for loan losses is based on estimates,  and ultimate losses may vary from current estimates.  As adjustments to the allowance  become  necessary,  provisions for loan losses are reported in operations in the periods they are  determined to be necessary.  The activity in the  allowance for loan losses for the years ended  December 31, 2001,  2000 and
1999 is as follows:

                                                               Year Ended December 31,
                                         ---------------------------------------------------------------------
                                                 2001                    2000                    1999
                                         ---------------------    --------------------    --------------------

        Beginning balance                        $    40,333             $    40,333             $    40,333
        Provision for loan losses                          -                       -                  26,554
        Charge-offs                                        -                       -                 (26,554)
                                         ---------------------    --------------------    --------------------
          Ending Balance                         $    40,333             $    40,333             $    40,333
                                         =====================    ====================    ====================

Residential Mortgage Loans

At December  31,  2001,  the Company had  $287,523,781  invested in  Residential
Mortgage  Loans  compared to  $298,145,029  at December 31,  2000.  During 2001,
Residential  Mortgage Loan purchases were $97,217,311 and principal  collections were $107,838,559. In addition, the Company received proceeds of $138,330 on the sale of one property  classified as real estate  acquired in settlement of loans during the year ended  December  31,  2001.  Management  intends to  continue to reinvest  proceeds  received from  repayments of loans by purchasing  additional
Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 2001, the Company had six non-accrual loans (loans contractually past due 90 days or more or with respect to which other  factors  indicate  that full payment of principal and interest is unlikely) with an aggregate  principal balance of $1,088,562 (or 0.38% of loans). At December 31, 2000, the Company had three  non-accrual  loans with an  aggregate  principal  balance of $547,069 (or
0.18% of loans).

At December 31, 2001, the Company had eight delinquent  loans (loans  delinquent
30-89  days) with an  aggregate  principal  balance of  $1,320,986  (or 0.46% of loans).  At December 31,  2000,  the Company had five  delinquent  loans with an aggregate principal balance of $655,042 (or 0.22% of loans).

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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
December 31,  2001,  and the interest  rates on such loans,  anticipated  annual interest income on the Company's loan portfolio was approximately  125.3% of the projected  annual  dividend  on the Series A Preferred  Shares.  There can be no
assurance  that an  interest  rate  environment  in which  there is a  continued
decline in interest  rates would not adversely  affect the Company's  ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company,
to date,  has not used any  derivative  instruments  to manage its interest rate risk.

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

                                          Expected Maturity/Repricing Date
----------------------------------------------------------------------------------------------------------------------
                                               (Dollars in thousands)
                                                    December 31,
                           --------------------------------------------------------
                                                                                                              Fair
                             2002       2003        2004        2005       2006     Thereafter     Total      Value
                           ---------  ----------  ----------  ---------  ---------- ------------  ---------  ---------
Monthly ARMs                 79,542           -           -          -           -            -     79,542     79,542
 Average Interest Rate       4.896%           -           -          -           -            -     4.896%

One-Year ARMs                20,769         815           -          -           -            -     21,584     22,187
 Average Interest Rate       6.253%      6.824%           -          -           -            -     6.275%

Three-Year ARMs              15,207       3,974         281          -           -            -     19,462     20,698
 Average Interest Rate       7.820%      7.893%      7.376%          -           -            -     7.828%

5/1 ARMs                     31,871       9,142       6,551      2,156          85            -     49,805     51,907
 Average Interest Rate       7.212%      6.997%      6.967%     7.491%      7.817%            -     7.153%

7/1 ARMs                      1,562       1,292       1,053      1,153       3,318            -      8,378      8,718
 Average Interest Rate       6.757%      6.763%      6.763%     6.698%      6.793%            -     6.765%

10/1 ARMs                    19,350      14,757      12,111      9,932       8,137       34,969     99,256    102,985
 Average Interest Rate       7.013%      6.970%      6.970%     6.970%      6.970%       6.971%     6.979%

30-Year Fixed Rate            1,187         953         854        766         686        5,091      9,537      9,782
 Average Interest Rate       7.607%      7.606%      7.606%     7.606%      7.606%       7.604%     7.605%

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

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

The Company  reported net income of $19,696,418  and  $20,811,245  for the years ended  December 31, 2001 and 2000,  respectively.  The decrease in net income is due  primarily  to a decrease  in the average  balance and yield on  Residential
Mortgage Loans.

Interest   income  on  Residential   Mortgage  Loans  totaled   $20,875,203  and
$22,011,411 for the years ended December 31, 2001 and 2000, respectively,  which represents an average yield on such loans of 7.16% and 7.42%, respectively.  The average loan balance of the Residential Mortgage Loan portfolio was $291,606,584 and $296,486,907  for the years ended December 31, 2001 and 2000,  respectively.
The Company would have  recorded an  additional  $37,120 and $35,879 in interest income for the years ended  December  31, 2001 and 2000,  respectively,  had its non-accrual  loans  been  current  in  accordance  with  their  original  terms.

Other  interest  income of $166,221 and $178,214 was recognized on the Company's interest  bearing  deposits  during the years ended  December 31, 2001 and 2000, respectively.

There were no  provisions  for loan losses  during the years ended  December 31,
2001 and 2000.

The Company  recognized a gain of $21,924 on the sale of one REO property during the year  ended  December  31,  2001.  A gain of  $20,209 on the sale of two REO properties was recognized during the year ended December 31, 2000.

Operating  expenses  totaling  $1,356,557  and  $1,383,421  for the years  ended
December 31, 2001 and 2000, respectively,  were comprised of loan servicing fees paid to parent,  advisory  fees paid to parent,  directors  fees and general and administrative  expenses.  Loan  servicing fees paid to parent of $1,052,549 and
$1,088,694  for the years ended December 31, 2001 and 2000,  respectively,  were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of Residential  Mortgage  Loans,  pursuant to the Servicing  Agreement.
Advisory  fees paid to parent for the years  ended  December  31,  2001 and 2000 totaled $200,000 for each period. Directors' fees totaled $29,000 for both years ended  December  31,  2001  and  2000  and  represent  compensation  to the  two independent  members  of the  Board of  Directors.  General  and  administrative expenses  totaled  $75,008 and $65,727 for the years ended December 31, 2001 and
2000, respectively.

During the year ended  December  31,  2001,  the  Company's  Board of  Directors
declared cash dividends of  $15,562,500,  representing  $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2001,  the Company's  Board of Directors declared  cash  dividends of $44,750 per share of Common  Stock,  $4,133,918  of which was paid out of the retained earnings of the Company and $341,082 of which was treated as a return of capital.

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

Also during the year ended December 31, 2000,  the Company's  Board of Directors declared  cash  dividends of $52,500 per share of Common  Stock,  $5,248,745  of which was paid out of the  retained  earnings of the Company and $1,255 of which was treated as a return of capital.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information  required  by  this  item  is  included  in  Item  7,  "Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
Interest Rate Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                                           Page

(a) Report of Independent Public Accountants.................................F-2

(b) Statements of Financial Condition at December 31, 2001 and 2000..........F-3

(c) Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999.........................................F-4

(d) Statements of Stockholders' Equity for the Years Ended
    December 31, 2001, 2000 and 1999.........................................F-5

(e) Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999.........................................F-6

(f) Notes to Financial Statements............................................F-7

                                      F-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the  accompanying  statements  of  financial  condition of Chevy
Chase Preferred Capital  Corporation (the "Company," a Maryland  corporation) as of  December  31,  2001 and 2000,  and the  related  statements  of  operations, stockholders'  equity and cash  flows for each of the three  years in the period ended December 31, 2001. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of the Company as of December 31,
2001 and 2000,  and the results of its operations and its cash flows for each of the three  years in the  period  ended  December  31,  2001 in  conformity  with accounting principles generally accepted in the United States.

Vienna, Virginia
March 13, 2002

                                      F-2

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                       December 31,
                                              ----------------------------------
                                                      2001                2000
                                              ----------------  ----------------

                                     ASSETS

  Cash and interest-bearing deposits              $  5,764,867     $  5,122,692
  Residential mortgage loans (net of allowance
   for loan losses of $40,333 for both years)      287,523,781      298,145,029
  Real estate acquired in settlement of loans               -           116,406
  Accounts receivable from parent                   11,825,608        2,519,665
  Accrued interest receivable                        1,196,337        1,604,979
  Prepaid expenses                                       8,000            8,000
                                               ----------------  ---------------

                 Total assets                     $306,318,593     $307,516,771
                                               ================  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable to others and
   accrued expenses                                 $   69,050      $   127,401
  Dividends payable to parent                        2,700,000        3,500,000
  Dividends payable to others                        3,890,625        3,890,625
                                               ----------------  ---------------

                 Total liabilities                   6,659,675        7,518,026
                                               ----------------  ---------------

  10 3/8% Noncumulative Exchangeable
    Preferred Stock, $5 par value
    10,000,000 shares authorized, 3,000,000
    shares issued and outstanding
    (liquidation value of $150,000,000
    plus accrued and unpaid dividends)              15,000,000       15,000,000
  Common Stock, $1 par value
    1,000 shares authorized, 100 shares
    issued and outstanding                                 100              100
  Capital contributed in excess of par             284,658,818      284,998,645
                                                ---------------  ---------------
               Total stockholders' equity          299,658,918      299,998,745
                                                ---------------  ---------------

               Total liabilities and
                 stockholders' equity             $306,318,593     $307,516,771
                                                ===============  ===============

 The accompanying Notes to Financial Statements are an integral part of these statements.

                                      F-3

                                     CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                             STATEMENTS OF OPERATIONS

                                                                        Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                             2001                   2000                   1999
                                                      -------------------    -------------------    -------------------
Interest income:
Residential mortgage loans                                  $ 20,875,203           $ 22,011,411           $ 21,628,731
Other                                                            166,221                178,214                166,626
                                                      -------------------    -------------------    -------------------

         Total interest income                                21,041,424             22,189,625             21,795,357

Provision for loan losses                                              -                      -                 26,554
                                                      -------------------    -------------------    -------------------
         Total interest income after
               provision for loan losses                      21,041,424             22,189,625             21,768,803

Gain on sale of real estate acquired in
         settlement of loans, net                                 21,924                 20,209                 29,909
                                                      -------------------    -------------------    -------------------

         Total operating income                               21,063,348             22,209,834             21,798,712
                                                      -------------------    -------------------    -------------------

Operating expenses:
Loan servicing fees-parent                                     1,052,549              1,088,694              1,116,911
Advisory fees-parent                                             200,000                200,000                200,000
Directors' fees                                                   29,000                 29,000                 26,000
General and administrative                                        75,008                 65,727                372,915
                                                      -------------------    -------------------    -------------------
      Total operating expenses                                 1,356,557              1,383,421              1,715,826
                                                      -------------------    -------------------    -------------------

      Income before income taxes                              19,706,791             20,826,413             20,082,886
Provision for income taxes                                        10,373                 15,168                      -
                                                      -------------------    -------------------    -------------------

NET INCOME                                                  $ 19,696,418           $ 20,811,245           $ 20,082,886
                                                      ===================    ===================    ===================

PREFERRED STOCK
  DIVIDENDS                                                   15,562,500             15,562,500             15,562,500
                                                      -------------------    -------------------    -------------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER                                         $ 4,133,918            $ 5,248,745            $ 4,520,386
                                                      ===================    ===================    ===================

EARNINGS PER COMMON
  SHARE                                                      $ 41,339.18            $ 52,487.45            $ 45,203.86
                                                      ===================    ===================    ===================

               The accompanying Notes to Financial Statements are an integral part of these statements.

                                      F-4

                                           CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                              STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              Capital
                                                                            Contributed
                                          Preferred          Common          in Excess         Retained       Stockholders'
                                            Stock            Stock            of Par           Earnings           Equity
                                        ---------------  --------------- ------------------ ---------------  -----------------
  Balance, December 31, 1998             $ 15,000,000        $    100       $284,996,351         $     -      $   299,996,451

  Capital contribution from
     common stockholder                             -               -              3,549               -                3,549
  Net income                                        -               -                  -      20,082,886           20,082,886
  Dividends on 10 3/8%
     Noncumulative Exchangeable
     Preferred Stock, Series A                      -               -                  -     (15,562,500)         (15,562,500)
  Dividends on common stock                         -               -           (169,614)     (4,520,386)          (4,690,000)
                                        ---------------  --------------- ------------------ ---------------  -----------------
  Balance, December 31, 1999               15,000,000             100        284,830,286               -          299,830,386

  Capital contribution from
     common stockholder                             -               -            169,614               -              169,614
  Net income                                        -               -                  -      20,811,245           20,811,245
  Dividends on 10 3/8%
     Noncumulative Exchangeable
     Preferred Stock, Series A                      -               -                  -     (15,562,500)         (15,562,500)
  Dividends on common stock                         -               -             (1,255)     (5,248,745)          (5,250,000)
                                        ---------------  --------------- ------------------ ---------------  -----------------
  Balance, December 31, 2000               15,000,000             100        284,998,645               -          299,998,745

  Capital contribution from
     common stockholder                             -               -              1,255               -                1,255
  Net income                                        -               -                  -      19,696,418           19,696,418
  Dividends on 10 3/8%
     Noncumulative Exchangeable
     Preferred Stock, Series A                      -               -                  -    (15,562,500)          (15,562,500)
  Dividends on common stock                         -               -           (341,082)    (4,133,918)           (4,475,000)
                                        ---------------  --------------- ------------------ ---------------  -----------------
  Balance, December 31, 2001             $ 15,000,000        $    100       $284,658,818        $     -         $ 299,658,918
                                        ===============  =============== ================== ===============  =================

                    The accompanying Notes to Financial Statements are an integral part of these statements
                                      F-5

                                          CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                                  STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                        2001                2000                1999
                                                                   ------------------  ------------------ -------------------
 Cash flows from operating activities:

 Net income                                                            $ 19,696,418        $20,811,245        $ 20,082,886

Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
    Provision for loan losses                                                 -                   -                 26,554
       Gain on sale of real estate acquired
        in settlement of loans, net                                         (21,924)           (20,209)            (29,909)
       (Increase) decrease in accounts receivable from parent            (9,305,943)         1,079,869           4,404,586
       (Increase) decrease in accrued interest receivable                   408,642           (333,617)            166,264
       Decrease in prepaid expenses                                               -                  -             327,850
       Increase (decrease) in accounts payable to parent                          -           (272,346)             37,423
       Increase (decrease) in accounts payable to others and
           accrued expenses                                                 (58,351)            73,782              41,809
                                                                   ------------------  ------------------ -------------------
   Net cash provided by operating activities                             10,718,842         21,338,724          25,057,463
                                                                   ------------------  ------------------ -------------------

 Cash flows from investing activities:

 Purchases of residential mortgage loans                                (97,217,311)      (45,942,919)         (73,323,320)
 Repayments of residential mortgage loans                               107,838,559        42,653,845           70,029,056
 Net proceeds from sale of real estate acquired in
     settlement of loans                                                    138,330           243,678            1,056,018
                                                                   ------------------  ------------------ -------------------
       Net cash provided by (used in) investing activities               10,759,578        (3,045,396)          (2,238,246)
                                                                   ------------------  ------------------ -------------------

 Cash flows from financing activities:

 Capital contribution from common stockholder                                1,255             169,614               3,549
 Dividends paid on preferred stock                                     (15,562,500)        (15,562,500)        (15,562,500)
 Dividends paid on common stock                                         (5,275,000)         (4,850,000)         (5,050,000)
                                                                   ------------------  ------------------ -------------------

      Net cash used in financing activities                            (20,836,245)        (20,242,886)        (20,608,951)
                                                                   ------------------  ------------------ -------------------

 Net increase (decrease) in cash and cash equivalents                      642,175          (1,949,558)          2,210,266

 Cash and cash equivalents at beginning of year                          5,122,692           7,072,250           4,861,984
                                                                   ------------------  ------------------ -------------------

 Cash and cash equivalents at end of year                              $ 5,764,867       $   5,122,692         $ 7,072,250
                                                                   ==================  ================== ===================

 Supplemental disclosures of cash flow information:
      Income taxes paid during the year                                $    10,373       $      15,168         $      -
                                                                   ==================  ================== ===================
 Supplemental disclosures of non-cash activities:
      Net transfer of loans receivable to real
        estate acquired in settlement of loans                         $      -          $     339,875           $  753,912
                                                                   ==================  ================== ===================

                  The accompanying Notes to Financial Statements are an integral part of these statements.
                                      F-6

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management,  the full collection of principal and interest has become unlikely.  Uncollectible accrued interest receivable on non-accrual loans is charged against current period income.  The Company had non-accrual  loans at
December  31, 2001 and 2000  totaling  $1,088,562  and  $547,069,  respectively.

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
                        DECEMBER 31, 2001, 2000 and 1999

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

Income Taxes:

The Company has elected,  for Federal  income tax  purposes,  to be treated as a
Real Estate  Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC").  Accordingly,  the
Company is generally  not subject to Federal  corporate  income taxes on its net income  (excluding  capital gains) to the extent it distributes at least 100% of its annual REIT taxable  income to  stockholders  and as long as certain  asset, income and stock  ownership  tests are met in accordance with the IRC. To remain qualified

                  CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (Continued):

as a REIT,  the  Company  must  distribute  each  year at least 90% of its "REIT taxable  income" (not including  capital  gains) for that year to  stockholders.
Because  management  of the Company  believes it qualifies as a REIT for Federal income  tax  purposes,  no  provision  for  income  taxes  is  included  in  the accompanying  financial  statements  other than income  taxes on capital  gains.

The Company  recognized a capital gain of $21,924 on the sale of one Real Estate
Owned ("REO") property during the year ended December 31, 2001. As a result, the
Company  incurred and paid an income tax liability  for the year ended  December
31, 2001 of $8,000.

During the year ended December 31, 2000, the Company recognized capital gains of
$20,209 on the sale of two REO properties.  As a result, the Company incurred an income tax  liability for the year ended  December 31, 2000 of $7,073,  of which
$2,373 was paid subsequent to December 31, 2000.  During the year ended December
31, 1999, the Company incurred an income tax liability of $10,468 related to the gain of $29,909  recognized  on the sale of five REO  properties  which was paid during the year ended December 31, 2000.

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

                                                 December 31,
                               -------------------------------------------------
                                        2001                       2000
                               ----------------------     ----------------------

  Monthly ARMs                    $  79,541,872              $  15,010,666
  One-Year ARMs                      21,583,666                 17,405,151
  Three-Year ARMs                    19,462,468                 31,244,189
  5/1 ARMs                           49,804,806                 82,907,320
  7/1 ARMs                            8,378,308                 12,043,834
  10/1 ARMs                          99,255,916                134,689,699
  30 Year Fixed-Rate                  9,537,078                  4,884,503
                               ----------------------     ----------------------
     Total                          287,564,114                298,185,362
  Less:
     Allowance for loan losses           40,333                     40,333
                               ----------------------     ----------------------
     Total                        $ 287,523,781              $ 298,145,029
                               ======================     ======================

                  CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 3 - RESIDENTIAL MORTGAGE LOANS (continued):

Each of the  mortgage  loans is  secured by a  mortgage,  deed of trust or other security  instrument  which  created a first lien on the  residential  dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

Activity in the allowance for loan losses is summarized as follows:

                                       Year Ended December 31,
                          -------------------------------------------------
                                2001            2000              1999
                          ---------------  ---------------  ---------------

Beginning balance            $ 40,333         $ 40,333         $ 40,333
 Provision for losses              -                -            26,554
 Charge-offs                       -                -           (26,554)
                          ---------------  ---------------  ---------------
Ending balance               $ 40,333         $ 40,333         $ 40,333
                          ===============  ===============  ===============

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

            If redeemed during the
               12-month period                        Redemption
             beginning January 15,                        Price
      -----------------------------------           ----------------
                     2007                                 $  52.594
                     2008                                    52.075
                     2009                                    51.556
                     2010                                    51.038
                     2011                                    50.519
             2012 and thereafter                             50.000

                  CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 6 - DIVIDENDS:

During the year ended  December  31,  2001,  the  Company's  Board of  Directors
declared  $15,562,500 of preferred stock  dividends out of retained  earnings of the Company and  $4,475,000 of common stock  dividends,  $4,133,918 of which was paid out of the  retained  earnings  of the  Company  and  $341,082 of which was treated as a return of capital.  Of these amounts,  preferred stock dividends of
$3,890,625  and common stock  dividends of  $2,700,000  were paid  subsequent to
December 31, 2001.

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
the years ended December 31, 2001, 2000 and 1999 totaled $1,052,549,  $1,088,694 and $1,116,911 respectively.

The Company had cash  balances of $5,764,867  and  $5,122,692 as of December 31,
2001 and 2000,  respectively,  held in various  deposit  accounts with the Bank.
Interest  earned on these  accounts was $166,221,  $178,214 and $166,626 for the years ended December 31, 2001, 2000 and 1999, respectively.

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
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair values of the Company's financial instruments at December 31,
2001 and 2000 are as follows:

                                                 December 31, 2001
                                      ------------------------------------------
                                           Carrying                  Fair
                                            Amount                   Value
                                      -----------------       ------------------

 Financial assets:
  Cash and interest-bearing deposits     $ 5,764,867              $ 5,764,867
  Residential mortgage loans
    receivable, net                      287,523,781              295,779,000
  Other financial assets                  13,021,945               13,021,945

 Financial liabilities                     6,590,625                6,590,625

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

The  following  methods and  assumptions  were used to  estimate  the fair value amounts at December 31, 2001 and 2000.

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
                        DECEMBER 31, 2001, 2000 and 1999

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

              CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 and 1999

NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited)

The  quarterly  financial  data of the Company  herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of  Operations"  and the  financial  statements  included  elsewhere herein.

                                                                             2001
                                                                     For the quarter ended
                                           --------------------------------------------------------------------------
                                                March 31            June 30         September 30      December 31
                                           --------------------------------------------------------------------------
OPERATING DATA:

   Interest income                             $  5,586,068        $ 5,449,430       $5,218,240        $4,787,686
   Provision for loan losses                              -                  -                -                 -
                                           --------------------------------------------------------------------------
      Total interest income after
         provision for loan losses                5,586,068          5,449,430        5,218,240         4,787,686
   Gain on sale of real estate acquired
         in settlement of loans, net                 21,924                  -                -                 -
   Operating expenses                              (335,392)          (341,549)        (338,365)         (341,251)
Provision for income taxes                           (2,300)                 -           (8,073)                -
                                           --------------------------------------------------------------------------
      Net income                               $  5,270,300        $ 5,107,881       $4,871,802        $4,446,435
                                           ==========================================================================
  Earnings available to common stockholders    $  1,379,675        $ 1,217,256        $ 981,177         $ 555,810
  Earnings per common share                    $  13,796.75        $ 12,172.56       $ 9,811.77        $ 5,558.10

                                                                             2000
                                                                     For the quarter ended
                                           --------------------------------------------------------------------------
                                                March 31            June 30         September 30      December 31
                                           --------------------------------------------------------------------------
OPERATING DATA:

   Interest income                             $  5,544,202        $ 5,451,336       $5,560,967        $5,633,120
   Provision for loan losses                              -                  -                -                 -
                                           --------------------------------------------------------------------------
      Total interest income after
         provision for loan losses                5,544,202          5,451,336        5,560,967         5,633,120
   Gain on sale of real estate acquired
         in settlement of loans, net                      -                  -           13,475             6,734
   Operating expenses                              (343,319)          (354,490)        (345,205)         (340,407)
Provision for income taxes                          (10,468)                 -                -            (4,700)
                                           --------------------------------------------------------------------------
       Net income                              $  5,190,415        $ 5,096,846       $5,229,237        $5,294,747
                                           ==========================================================================
  Earnings available to common stockholders    $  1,299,790        $ 1,206,221       $1,338,612        $1,404,122
  Earnings per common share                    $  12,997.90        $ 12,062.21       $13,386.12        $14,041.22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors currently consists of five members, two of whom are Independent Directors.  Each director was elected to serve for a term of one year and until his  successor  shall have been duly elected and  qualified.  The
Board of  Directors  met four  times  during  the year ended 2001 and all of its members attended at least 50% of the meetings.  The Company  currently has eight officers.  The Company has no other  employees and does not  anticipate  that it will require additional employees.

The  following  persons are the Company's  current  directors  and/or  executive officers, each of whom has served since 1996.

Name                           Age          Position and Offices Held
------------------------------------------------------------------------------

B. Francis Saul II.............69   Chairman of the Board, President and Chief
                                     Executive Officer
Alexander R. M. Boyle..........64   Director
Stephen R. Halpin, Jr..........46   Executive Vice President, Chief Financial
                                     oficer, Treasurer and Director
N. Alexander MacColl, Jr.......67   Director
John J. O'Connor III...........71   Director

The following is a summary of the  experience of the executive  officers  and/or directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief  Executive  Officer
of the Bank.  He also has been  President and Chief  Operating  Officer of B. F.
Saul Company since 1969.  Mr. Saul has served as the Chairman of B. F. Saul Real
Estate  Investment  Trust since 1969 and as a trustee  since 1964.  He is also a director of Derwood  Investment  Corporation.  At December 31, 2001,  B. F. Saul
Real Estate Investment Trust and Derwood Investment  Corporation owned of record
80% and 16%,  respectively,  of the Bank's outstanding common stock. Mr. Saul is also  Chairman of the Board of  Directors of Chevy Chase  Financial  Limited and
Chevy Chase  Property  Company  Limited.  He serves as Chairman of the Board and
Chief Executive  Officer of Saul Centers,  Inc., a public real estate investment trust. Mr. Saul also serves as a Trustee of the National  Geographic  Society, a member of the Trustees  Council of the  National  Gallery of Art and an Honorary
Trustee of the Brookings Institute.  In addition,  Mr. Saul is Director Emeritus of  Colonial  Williamsburg  Hotel  Properties,  Inc.,  a  member  of the  Folger
Shakespeare  Library  and the Board of  Visitors  and  Governors  of  Washington
College.

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
F. Saul Company and B. F. Saul Real Estate  Investment Trust. He is a Trustee of
the B. F. Saul Employees Profit Sharing  Retirement  Trust. Mr. Halpin currently serves on the American Bankers Association  Accounting  Committee.  In addition,
Mr.  Halpin is a Trustee for Hospice  Caring,  Inc.  Before  joining the Bank in
1983, Mr. Halpin was with a public accounting firm.

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

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent  accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls.  The audit committee is comprised of the  Company's  Independent  Directors,  John J.  O'Connor III and N.  Alexander
MacColl, Jr. The audit committee met twice during 2001.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended
December 31, 2001, all of its officers,  directors and ten percent  shareholders complied  with all Section  16(a) filing  requirements  applicable  to them with respect to transactions during fiscal 2001

ITEM 11.  EXECUTIVE COMPENSATION

Since the  Company's  inception on November 5, 1996,  no  compensation  has been awarded to, earned by or paid to any of the Company's  directors (other than its
Independent  Directors),  officers or employees.  The Company does not intend to pay  any  compensation  to any of its  directors  (other  than  its  Independent
Directors),  officers or employees.  The Company pays the Independent  Directors annual compensation of $10,000,  plus a fee of $750 for attendance (in person or by  telephone) at each meeting of the Board of Directors and each meeting of the
Audit  Committee.  In 2001, each of the Independent  Directors earned $4,500 for attending  four Board of Directors  meetings and two Audit  Committee  meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following  table sets forth, as of March 15, 2002, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons  known by the Company to own more than five  percent of such shares; (ii) each director of the Company;  (iii) each executive officer of the Company;  and (iv) all executive  officers and directors of the Company as a group.  The  persons or  entities  named in the table have sole  voting and sole investment power with respect to each of the shares  beneficially  owned by such person or entity. The calculations were based on a total of 100 shares of Common
Stock and 3,000,000 Series A Preferred Shares  outstanding as of March 15, 2002.

Names and Address of                Amount of Beneficial     Percent of Class of
Beneficial Owner (1)                     Ownership           Outstanding Shares
------------------------------     ----------------------   --------------------
Chevy Chase Bank, F.S.B.                    100                Common - 100%

B. Francis Saul II (2)(3)                     0                     0%

Alexander R. M. Boyle (2)                     0                     0%

Stephen R. Halpin, Jr. (2)(3)             1,000              Preferred - 0.033%

N. Alexander MacColl, Jr. (2)                 0                     0%

John J. O'Connor III (2)                      0                     0%

 All directors and executive officers
   as a group (5 persons)                 1,000               Preferred - 0.033%

(1) The address of each beneficial owner is 7501 Wisconsin Avenue, Bethesda,
    Maryland  20814.
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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection  with the Advisory  Agreement.  Advisory fees paid to the Bank for the year ended December 31, 2001 totaled $200,000.  See "Business -
The Advisor."

The Bank  services the  Residential  Mortgage  Loans  included in the  Company's portfolio  and is  entitled to receive  fees in  connection  with the  Servicing
Agreement.  Loan servicing fees paid to the Bank for the year ended December 31,
2001 totaled $1,052,549. See "Business - Servicing."

The Company  had cash  balances of  $5,764,867  as of December  31, 2001 held in various  deposit  accounts with the Bank.  Interest earned on these accounts was
$166,221 for the year ended December 31, 2001.

                                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Company are included in
        Item 8 of this report:

          Report of Independent Public Accountants
          Statements of Financial Condition at December 31, 2001 and 2000
          Statements of Operations for the Years Ended December 31, 2001,
           2000 and 1999
          Statements of Stockholders' Equity for the Years Ended December
           31, 2001, 2000 and 1999
          Statements of Cash Flows for the Years Ended December 31, 2001,
           2000 and 1999

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

4.1     Articles Supplementary of 10 3/8% Noncumulative Exchangeable Preferred
        Stock, Series A (incorporated  herein by reference to Exhibit 4.1 of the
        Company's 1996 Annual Report on Form 10-K).

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

*99     Letter from the Company to the SEC regarding Arthur Andersen LLP.

(b)     No reports on Form 8-K were issued during the three months ended
        December 31, 2001.

*Filed herewith.

EXHIBIT 12.1

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS

----------------------------------------------------------------------------------------------
                                                  (in thousands, except ratio data)
                                               As of or for the year ended December 31,
                                          ----------------------------------------------------
                                             2001      2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
Net income                                $ 19,696   $ 20,811   $ 20,083   $ 21,369   $ 21,628
Fixed charges                                   -          -          -          -          -
                                          --------   --------   --------   --------   --------
Earnings before fixed charges             $ 19,696   $ 20,811   $ 20,083   $ 21,369   $ 21,628
                                          ========   ========   ========   ========   ========
Fixed charges, as above                   $     -    $     -    $     -    $     -    $     -
Preferred stock dividend requirements       15,563     15,563     15,563     15,563     15,563
                                          --------   --------   --------   --------   --------
Fixed charges including preferred stock
   dividends                              $15,563    $ 15,563   $ 15,563   $ 15,563   $ 15,563
                                          ========   ========   ========   ========   ========

Ratio of earnings to fixed charges and
   Preferred stock dividend requirements     1.27        1.34       1.29       1.37       1.39

                                                                      Exhibit 99

March 29, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir or Madam:

This letter is being filed by Chevy Chase  Preferred  Capital  Corporation  (the
"Company")  with its Form 10-K  pursuant  to  Temporary  Note 3T to Article 3 of
Regulation  S-X to set forth  certain  representations  made to the  Company  by
Arthur Andersen LLP in connection with their audit.

The Company received a  representation  letter dated March 21, 2002, from Arthur
Andersen indicating that they have audited the consolidated financial statements of the  Company  as of  December  31,  2001 and for the year then ended and have issued their report thereon dated March 13, 2002. In the letter, Arthur Andersen represents  that the audit was subject to their quality  control  system for the
U.S.  accounting and auditing practice to provide reasonable  assurance that the engagement  was conducted in  compliance  with  professional  standards and that there was  appropriate  continuity of Arthur Andersen  personnel  working on the
audit,   availability  of  national  office  consultation  and  availability  of personnel  at foreign  affiliates  of Arthur  Andersen to conduct  the  relevant portions of the audit.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

By:   /s/ Joel A. Friedman
      Joel A. Friedman
      Senior Vice President and Controller

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on
March 29, 2002.

                            CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                          (Registrant)

                                By:  /s/ B. Francis Saul II
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

March 29, 2002                  By:  /s/ Alexander R. M. Boyle
                                     Alexander R. M. Boyle
                                     Director

March 29, 2002                  By:  /s/ Joel A. Friedman
                                     Joel A. Friedman
                                     Senior Vice President and
                                     Controller
                                     (Principal Accounting Officer)

March 29, 2002                  By:  /s/ Stephen R. Halpin, Jr.
                                     Stephen R. Halpin, Jr.
                                     Director,
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

March 29, 2002                  By:  /s/ N. Alexander MacColl, Jr.
                                     N. Alexander MacColl, Jr.
                                     Director

March 29, 2002                  By:  /s/ John J. O'Connor III
                                     John J. O'Connor III
                                     Director

March 29, 2002                  By:  /s/ B. Francis Saul II
                                     B. Francis Saul II
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)