Form 10-Q
period 2002-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2002-05-15
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                 March 31, 2002

______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                        Commission File Number: 333-10495

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Maryland                                    52-1998335
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              7501 Wisconsin Avenue
                            Bethesda, Maryland 20814
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
Yes X No

     The number of shares  outstanding of the registrant's  sole class of common stock was 100 shares, $1 par value, as of April 30, 2002.

______________________________________________________________________________

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1. Financial Statements:..................................................1
 (a) Statements of Financial Condition at March 31, 2002 and
      December 31, 2001........................................................2
 (b) Statements of Operations for the Three Months Ended
      March 31, 2002 and 2001..................................................3
 (c) Statement of Stockholders' Equity for the Three Months
      Ended March 31, 2002.....................................................4
 (d) Statements of Cash Flows for the Three Months Ended
      March 31, 2002 and 2001..................................................5
 (e) Notes to Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................8

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

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial  statements and notes of Chevy Chase Preferred
Capital  Corporation  (the  "Company")  have been  prepared in  accordance  with generally accepted accounting principles for interim financial  information.  In the opinion of management,  all adjustments necessary for a fair presentation of the  financial  position and the results of  operations  for the interim  period presented have been  included.  Such  unaudited  financial  statements and notes should be read in conjunction with the Company's financial  statements and notes for the year ended December 31, 2001 included in the Company's  Annual Report on
Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 29, 2002 (the "2001 10-K").

                                      -1-

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                 March 31,         December 31,
                                                   2002                2001
                                             ----------------   ----------------
                                               (Unaudited)
                                     ASSETS

Cash and interest-bearing deposits             $   2,487,301      $   5,764,867
Residential mortgage loans (net of allowance
  for losses of $40,333 for both periods)        291,130,420        287,523,781
Accounts receivable from parent                    9,342,566         11,825,608
Accrued interest receivable                        1,308,063          1,196,337
Prepaid expenses                                      11,097              8,000
                                             ----------------   ----------------
  Total assets                                 $ 304,279,447      $ 306,318,593
                                             ================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                     $      22,825      $       -
Accrued expenses and accounts payable
  to others                                           29,100             69,050
Dividends payable to parent                            -              2,700,000
Dividends payable to others                        3,890,625          3,890,625
                                              ---------------   ----------------
   Total liabilities                               3,942,550          6,659,675
                                              ---------------   ----------------

10 3/8 % Noncumulative Exchangeable
 Preferred Stock, $5 par value,
 10,000,000 shares authorized,
 3,000,000 shares issued and
 outstanding (liquidation value of
 $150,000,000 plus accrued and
 unpaid dividends)                                15,000,000         15,000,000
Common stock, $1 par value,
 1,000 shares authorized, 100 shares
 issued and outstanding                                  100                100
Capital contributed in excess of par             284,999,900        284,658,818
Retained earnings                                    336,897              -                                                                                            -
                                              ----------------   ---------------

 Total stockholders' equity                      300,336,897        299,658,918
                                              ----------------   ---------------

 Total liabilities and stockholders' equity    $ 304,279,447      $ 306,318,593
                                              ================   ===============

   The Notes to Financial Statements are an integral part of these statements.
                                      -2-

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                 -----------------------------------------------
                                          2002                       2001
                                 ----------------------   ----------------------
Interest Income
 Residential mortgage loans        $     4,513,523          $     5,556,152
 Other
                                            29,955                   29,916
                                 ----------------------   ----------------------
    Total interest income                4,543,478                5,586,068

Gain on sales of real estate
 acquired in settlement of
 loans, net                                  -                       21,924
                                 ----------------------   ----------------------

    Total income                         4,543,478                5,607,992
                                 ----------------------   ----------------------

Operating Expenses
 Loan servicing fees paid to
  parent                                   240,684                  270,705
 Advisory fees paid to parent               50,000                   50,000
 Directors fees                              8,000                    8,000
 General and administrative                 17,272                    6,687
                                 ----------------------   ----------------------

    Total operating expenses               315,956                  335,392
                                 ----------------------   ----------------------

Income before income taxes               4,227,522                5,272,600
Provision for income taxes                   -                        2,300
                                 ----------------------   ----------------------

NET INCOME                       $       4,227,522         $      5,270,300
                                 ======================   ======================

PREFERRED STOCK DIVIDENDS                3,890,625                3,890,625
                                 ----------------------   ----------------------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER            $         336,897         $      1,379,675
                                 ======================   ======================

EARNINGS PER COMMON SHARE        $        3,368.97         $      13,796.75
                                 ======================   ======================

   The Notes to Financial Statements are an integral part of these statements.
                                      -3-

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                Capital
                                                              Contributed                            Total
                                 Preferred       Common        In Excess         Retained        Stockholders'
                                   Stock         Stock          of Par           Earnings            Equity
                              -------------   ------------ ---------------   ---------------  -------------------

Balance, December 31, 2001     $15,000,000       $  100      $284,658,818      $    -            $ 299,658,918

Net income                             -            -                 -          4,227,522           4,227,522

Capital contribution from
  common stockholder                   -            -             341,082           -                  341,082

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A            -            -                 -         (3,890,625)         (3,890,625)
                              -------------   ------------ ---------------   ---------------  -------------------

Balance, March 31, 2002        $15,000,000       $  100       $284,999,900       $ 336,897       $ 300,336,897
                              =============   ============ ===============   ===============  ===================

    The Notes to Financial Statements are an integral part of this statement.
                                      -4-

                                               CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                   --------------------------------------------
                                                           2002                     2001
                                                   -------------------      -------------------
Cash flows from operating activities:

  Net income                                         $     4,227,522         $     5,270,300
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sales of real estate acquired in                                                                         )
    settlement of loans, net                                     -                   (21,924)
   (Increase) decrease in accounts receivable
    from parent                                            2,483,042              (4,166,839)
   (Increase) decrease in accrued interest
    receivable                                              (111,726)                 59,092
   Increase in prepaid expenses                               (3,097)                 (1,529)
   Decrease in accrued expenses and accounts
    payable to others                                        (39,950)                (42,848)
   Increase in accounts payable to parent                     22,825                     -
                                                   -------------------     -------------------

   Net cash provided by operating activities               6,578,616               1,096,252
                                                   -------------------      -------------------

Cash flows from investing activities:
   Purchases of residential mortgage loans               (42,897,263)            (14,426,304)
   Repayments of residential mortgage loans               39,290,624              18,447,741
   Net proceeds on sales of real estate acquired
    in settlement of loans                                       -                   138,330
                                                   -------------------      -------------------

   Net cash provided by (used in) investing
    activities                                            (3,606,639)              4,159,767
                                                   -------------------      -------------------

Cash flows from financing activities:
   Capital contribution from common stockholder              341,082                   1,255
   Dividends paid on preferred stock                      (3,890,625)             (3,890,625)
   Dividends paid on common stock                         (2,700,000)             (3,500,000)
                                                   -------------------      -------------------

   Net cash used in financing activities                  (6,249,543)             (7,389,370)
                                                   -------------------      -------------------

Net decrease in cash and cash equivalents                 (3,277,566)             (2,133,351)
Cash and cash equivalents at beginning of period           5,764,867               5,122,692
                                                   -------------------      -------------------
Cash and cash equivalents at end of period           $     2,487,301          $    2,989,341
                                                   ===================      ===================

Supplemental disclosures of cash flow information:

   Income taxes paid during the year                 $           -            $        2,300
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

Certain  reclassifications  of prior  periods'  information  have  been  made to conform with the presentation for the three months ended March 31, 2002.

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

                                     March 31,           December 31,
                                       2002                 2001
                                 ----------------      ----------------
  Monthly ARMs                   $  76,628,460         $  79,541,872
  One-year ARMs                     20,184,001            21,583,666
  Three-year ARMs                   22,621,457            19,462,468
  5/1 ARMs                          53,050,872            49,804,806
  7/1 ARMs                          11,287,985             8,378,308
  10/1 ARMs                         88,560,520            99,255,916
  30 year fixed-rate                18,837,458             9,537,078
                                 ----------------      ----------------
     Total                         291,170,753           287,564,114
  Less:
     Allowance for loan losses          40,333                40,333
                                 ----------------      ----------------
     Total                       $ 291,130,420         $ 287,523,781
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

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2002,  the Company's  Board of Directors declared a cash dividend of $3,890,625 on the Company's  preferred stock, out of the retained earnings of the Company. The dividend was paid on April 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FINANCIAL CONDITION

Recent  Developments  Regarding  Arthur  Andersen  LLP. On March 14,  2002,  the
Company's  independent public  accountant,  Arthur Andersen LLP, was indicted on
federal   obstruction  of  justice   charges   arising  from  the   government's
investigation  of Enron.  In light of this and other recent,  highly  publicized
developments  concerning  Arthur  Andersen,  the  Company's  management,   Audit
Committee  and Board of Directors  have been  monitoring,  and will  continue to monitor,  the engagement of Arthur Andersen and other  developments  relating to that firm.  In  addition,  it is becoming  increasingly  likely that in the near future, based on circumstances  existing at that time, the Company will elect to appoint  an  accounting  firm  other  than  Arthur  Andersen  to  serve  as  its independent public accountant for the year ending December 31, 2002.

Residential Mortgage Loans

At March 31, 2002,  the Company had  $291,130,420  invested in loans  secured by first  mortgages  or deeds of trust on  single-family  residential  real  estate properties  ("Residential  Mortgage  Loans").  The $3,606,639  increase from the balance at December 31, 2001, resulted from Residential  Mortgage Loan purchases of  $42,897,263,  offset by principal  collections  of  $39,290,624.  Management intends to continue to reinvest  proceeds  received from  repayments of loans in additional  Residential  Mortgage  Loans to be purchased from either the Bank or its affiliates.

At March 31, 2002, the Company had seven non-accrual loans  (contractually  past due 90 days or more or with respect to which other  factors  indicate  that full payment of  principal  and interest is  unlikely)  with an  aggregate  principal balance of $1,391,964 (or 0.48% of loans). At December 31, 2001, the Company had three  non-accrual  loans with an aggregate  principal balance of $1,088,562 (or
0.38% of loans).

At March 31, 2002, the Company had six loans,  which were delinquent  30-89 days with an  aggregate  principal  balance of  $1,189,100  (or 0.41% of  loans).  At
December  31,  2001,  the Company had eight  delinquent  loans with an aggregate principal balance of $1,320,986 (or 0.46% of loans)

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan losses is required.  An allowance may be provided after considering such factors
as  the  economy  in  lending  areas,   delinquency  statistics  and  past  loss
experience.  The allowance  for loan losses is based on estimates,  and ultimate losses may vary from current  estimates.  As adjustments to the allowance become necessary,  provisions for loan losses are reported in operations in the periods they are determined to be necessary.  There was no activity in the allowance for loan losses  during the three months ended March 31, 2002 and 2001.  The balance of the allowance  for loan losses was $40,333 for both quarters  ended March 31,
2002 and 2001.
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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
March 31, 2002 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately
109.4% of the projected annual dividend on the Series A Preferred Shares.  There can be no  assurance  that an  interest  rate  environment  in which  there is a continued  decline in interest  rates would not  adversely  affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material  changes to the  Company's  market risk  disclosures from the disclosures made in the 2001 10-K.

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

The Company's exposure to geographic  concentrations directly affects the credit risk of the  Residential  Mortgage  Loans within the  portfolio.  A majority (or
59.5%) of the Company's  Residential  Mortgage  Loans are secured by residential real estate properties located in the Washington,  DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse  economic,  political or business  developments and natural hazards in the region that may affect the ability of residential property owners in the region to make  payments of  principal  and  interest  on the  underlying mortgages.

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

During the quarter  ended March 31, 2001,  the Company paid $2,300 in respect of an income tax liability  incurred in the prior year related to the capital gains of $20,209 on the sale of two Real Estate Owned ("REO") properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

During the three months ended March 31, 2002 and 2001, the Company  reported net income of $4,227,522 and $5,270,300, respectively.

Interest income on Residential  Mortgage Loans totaled  $4,513,523 for the three months ended March 31, 2002 (the "2002 quarter"), compared to $5,556,152 for the three months ended March 31, 2001 (the "2001 quarter"). The decrease in interest income  resulted  from a decrease in the average yield on such loans to 6.25% in the 2002  quarter  from  7.54% in the 2001  quarter.  Also  contributing  to the decrease in interest  income was a decrease in the average  loan  balance of the
Residential  Mortgage Loan  portfolio to  $288,776,317  in the 2002 quarter from
$294,604,774 in the 2001 quarter.  The Company would have recorded an additional
$21,643 and $2,300 in interest  income for the three months ended March 31, 2002 and 2001,  respectively,  had its  non-accrual  loans been current in accordance with their original terms.

Other  interest  income of $29,955 and $29,916 was  recognized  on the Company's interest bearing deposits during the three months ended March 31, 2002 and 2001, respectively.

No  provision  for loan losses was recorded for the three months ended March 31,
2002 and 2001.

The Company did not sell any REO properties  during the three months ended March
31,  2002.  The  Company  recognized  a gain of  $21,924  on the sale of one REO property during the three months ended March 31, 2001.

Operating  expenses  totaling  $315,956  and $335,392 for the three months ended
March 31, 2002 and 2001,  respectively,  were  comprised of loan  servicing fees paid to parent,  advisory  fees paid to parent,  directors  fees and general and administrative  expenses.  Loan  servicing  fees paid to parent of $240,684  and
$270,705, for the three months ended March 31, 2002 and 2001, respectively, were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of  Residential  Mortgage  Loans,  pursuant  to a  servicing  agreement between  the Company  and the Bank.  Advisory  fees paid to parent for the three months ended March 31, 2002 and 2001 totaled $50,000 for each period. Directors'
fees paid for the three months ended March 31, 2002 and 2001 totaled  $8,000 for each period and represent  compensation  to the two  independent  members of the
Board of Directors.  General and  administrative  expenses  totaled  $17,272 and
$6,687 for the three  months  ended March 31, 2002 and 2001,  respectively.

On March 19, 2002 the Company's Board of Directors declared, out of the retained earnings  of  the  Company,  a cash  dividend  of  $1.296875  per  share  on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on April 15, 2002.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Information  required  by  this  item  is  included  in  Item  2,  "Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
Interest Rate Risk," which is hereby incorporated herein by reference.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
 No.       Exhibit
-------    -------------------------------------------------------------------
 11        Computation of Earnings Per Common Share included in Part I, Item 1 of this report

(b) No reports on Form 8-K were filed during the three months ended March 31,
     2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

May 15, 2002                By:  /s/ ALEXANDER R. M. BOYLE
                                 -----------------------------
                                 Alexander R. M. Boyle
                                 Vice Chairman of the Board

May 15, 2002                By:  /s/ STEPHEN R. HALPIN, JR.
                                 -----------------------------
                                 Stephen R. Halpin, Jr.
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

May 15, 2002                By:  /s/ JOEL A. FRIEDMAN
                                 ------------------------------
                                 Joel A. Friedman
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit
  No.    Exhibit
-------  ----------------------------------------------------------------------
  11     Computation of Earnings Per Common Share included in Part I, Item 1 of this report.