Form 10-Q
period 2002-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2002-08-14
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                  June 30, 2002

______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Yes  X  No

The number of shares  outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 2002.

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
  (a) Statements of Financial Condition at June 30, 2002 and
       December 31, 2001.......................................................2
  (b) Statements of Operations for the Three Months and Six Months Ended
       June 30, 2002 and 2001..................................................3
  (c) Statement of Stockholders' Equity for the Six Months
       Ended June 30, 2002.....................................................4
  (d) Statements of Cash Flows for the Six Months Ended
       June 30, 2002 and 2001..................................................5
  (e) Notes to Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities................................................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                  June 30,          December 31,
                                                   2002                 2001
                                             ----------------   ----------------
                                               (Unaudited)
                                     ASSETS
Cash and interest-bearing deposits           $    2,609,187     $     5,764,867
Residential mortgage loans (net of allowance
 for losses of $40,333 for both periods)        290,770,651         287,523,781
Accounts receivable from parent                   9,903,439          11,825,608
Accrued interest receivable                       1,307,819           1,196,337
Prepaid expenses                                      6,065               8,000
                                             ----------------   ----------------
  Total assets                               $  304,597,161     $   306,318,593
                                             ================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and accounts payable
 to others                                           37,349              69,050
Dividends payable to parent                             -             2,700,000
Dividends payable to others                       3,890,625           3,890,625
                                             ----------------   ----------------
  Total liabilities                               3,927,974           6,659,675
                                             ----------------   ----------------

10 3/8% Noncumulative Exchangeable Preferred
 Stock, $5 par value, 10,000,000 shares
 authorized, 3,000,000 shares issued and
 outstanding (liquidation value of
 $150,000,000 plus accrued and unpaid
 dividends)                                      15,000,000          15,000,000
Common stock, $1 par value, 1,000 shares
 authorized, 100 shares issued and
 outstanding                                            100                 100
Capital contributed in excess of par            284,999,900         284,658,818
Retained earnings                                   669,187                 -
                                             ----------------   ----------------
Total stockholders' equity                      300,669,187         299,658,918
                                             ----------------   ----------------
Total liabilities and stockholders' equity   $  304,597,161     $   306,318,593
                                             ================   ================

 The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                             ------------------------  -------------------------
                                 2002        2001         2002          2001
                             -----------  -----------  -----------  ------------
Interest Income
 Residential mortgage loans  $4,518,771   $5,394,729   $9,032,294   $10,950,881
 Other                           15,776       54,701       45,731        84,617
                             -----------  -----------  -----------  ------------
   Total interest income      4,534,547    5,449,430    9,078,025    11,035,498

Gain on sales of real estate
 acquired in settlement of
 loans, net                         -            -            -          21,924
                             -----------  -----------  -----------  ------------
     Total income             4,534,547    5,449,430    9,078,025    11,057,422
                             -----------  -----------  -----------  ------------

Operating Expenses
 Loan servicing fees paid to
  parent                        228,633      269,896      469,317       540,601
 Advisory fees paid to parent    50,000       50,000      100,000       100,000
 Directors fees                  12,000        8,000       20,000        16,000
 General and administrative      20,999       13,653       38,271        20,340
                             -----------  -----------  -----------  ------------
   Total operating expenses     311,632      341,549      627,588       676,941
                             -----------  -----------  -----------  ------------
Income before income taxes    4,222,915    5,107,881    8,450,437    10,380,481
Provision for income taxes          -            -            -           2,300
                             -----------  -----------  -----------  ------------
NET INCOME                   $4,222,915   $5,107,881   $8,450,437   $10,378,181
                             ===========  ===========  ===========  ============

PREFERRED STOCK DIVIDENDS     3,890,625    3,890,625    7,781,250     7,781,250
                             -----------  -----------  -----------  ------------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER        $  332,290   $1,217,256   $  669,187   $ 2,596,931
                             ===========  ===========  ===========  ============

EARNINGS PER COMMON SHARE    $ 3,322.90   $12,172.56   $ 6,691.87   $ 25,969.31
                             ===========  ===========  ===========  ============

 The accompanying Notes to Financial Statements are an integral part of these statements.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                 Capital
                                               Contributed                   Total
                             Preferred  Common  In Excess   Retained     Stockholders'
                               Stock     Stock   of Par     Earnings        Equity
                            -----------  ----  ------------  -----------  -------------
Balance, December 31, 2001  $15,000,000  $100  $284,658,818  $      -     $299,658,918                                                                            $

Net income                          -     -             -     8,450,437      8,450,437

Capital contribution from
 common stockholder                 -     -         341,082         -          341,082

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A         -     -             -    (7,781,250)    (7,781,250)
                            -----------  ----  ------------  -----------  --------------

Balance, June 30, 2002      $15,000,000  $100  $284,999,900  $  669,187   $300,669,187
                            ===========  ====  ========-===  ===========  ==============

 The accompanying Notes to Financial Statements are an integral part of this statement.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                               ---------------------------------
                                                    2002              2001
                                               ---------------   ---------------
Cash flows from operating activities:

 Net income                                      $ 8,450,437       $ 10,378,181
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Gain on sales of real estate acquired in
   settlement of loans, net                              -              (21,924)
  (Increase) decrease in accounts receivable
    from parent                                    1,922,169         (3,002,708)
  (Increase) decrease in accrued interest
    receivable                                      (111,482)            39,257
  (Increase) decrease in prepaid expenses              1,935               (566)
  Decrease in accrued expenses and accounts
   payable to others                                 (31,701)           (53,756)
                                               ---------------   ---------------
  Net cash provided by operating activities       10,231,358          7,338,484
                                               ---------------   ---------------

Cash flows from investing activities:
  Purchases of residential mortgage loans        (68,993,512)       (45,214,500)
  Repayments of residential mortgage loans        65,746,642         48,389,516
  Net proceeds on sales of real estate acquired
   in settlement of loans                                -              138,330
                                               ---------------   ---------------
  Net cash provided by (used in) investing
   activities                                     (3,246,870)         3,313,346
                                               ---------------   ---------------

Cash flows from financing activities:
  Capital contribution from common stockholder       341,082              1,255
  Dividends paid on preferred stock               (7,781,250)        (7,781,250)
  Dividends paid on common stock                  (2,700,000)        (3,775,000)
                                               ---------------   ---------------
  Net cash used in financing activities          (10,140,168)       (11,554,995)
                                               ---------------   ---------------

Net decrease in cash and cash equivalents         (3,155,680)          (903,165)
Cash and cash equivalents at beginning of period   5,764,867          5,122,692
                                               ----------------   --------------
Cash and cash equivalents at end of period       $ 2,609,187        $ 4,219,527
                                               ================   ==============

Supplemental disclosures of cash flow information:

 Income taxes paid during the year               $     2,300        $       -
                                               ================   ==============

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

Certain  reclassifications  of prior  periods'  information  have  been  made to conform with the presentation for the three months and six months ended June 30,
2002.

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

                                       June 30,               December 31,
                                         2002                    2001
                                 --------------------    --------------------
 Monthly ARMs                       $   73,576,889          $   79,541,872
 One-year ARMs                          18,798,461              21,583,666
 Three-year ARMs                        24,112,067              19,462,468
 5/1 ARMs                               50,397,703              49,804,806
 7/1 ARMs                               11,978,462               8,378,308
 10/1 ARMs                              84,807,837              99,255,916
 30 year fixed-rate                     27,139,565               9,537,078
                                 --------------------    --------------------
  Total                                290,810,984             287,564,114
 Less:
  Allowance for loan losses                 40,333                  40,333
                                 --------------------    --------------------
  Total                             $  290,770,651          $  287,523,781
                                 ====================    ====================

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

NOTE 4 - DIVIDENDS:

During the three months ended June 30, 2002,  the  Company's  Board of Directors declared a cash dividend of $3,890,625 on the Company's  preferred stock, out of the retained earnings of the Company. The dividend was paid on July 15, 2002.

During the six months  ended June 30,  2002,  the  Company's  Board of Directors declared cash dividends of $7,781,250 on the Company's  preferred  stock, out of the retained earnings of the Company.

There were no common  dividends  declared  during the three and six months ended
June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

FINANCIAL CONDITION

Recent Developments  Regarding Arthur Andersen LLP. On August 13, 2002 the Board
of Directors of the Company  approved  the  dismissal of Arthur  Andersen LLP as independent  public  accountants  of the Company and the engagement of Ernst and
Young LLP to serve as  independent  public  accountants  to audit the  financial statements of the Company for the year ending December 31, 2002.

Residential Mortgage Loans

At June 30,  2002,  the Company had  $290,770,651  invested in loans  secured by first  mortgages  or deeds of trust on  single-family  residential  real  estate properties  ("Residential  Mortgage  Loans").  The $3,246,870  increase from the balance at December 31, 2001, resulted from Residential  Mortgage Loan purchases of  $68,993,512,  offset by principal  collections  of  $65,746,642.  Management intends to continue to reinvest  proceeds  received from  repayments of loans in additional  Residential  Mortgage  Loans to be purchased from either the Bank or its affiliates.

At June 30, 2002, the Company had three  non-accrual loans  (contractually  past due 90 days or more or with respect to which other  factors  indicate  that full payment of  principal  and interest is  unlikely)  with an  aggregate  principal balance of $754,042 (or 0.26% of loans).  At December 31, 2001,  the Company had three  non-accrual  loans with an aggregate  principal balance of $1,088,562 (or
0.38% of loans).

At June 30, 2002, the Company had six loans,  which were  delinquent  30-89 days with an aggregate principal balance of $932,769 (or 0.32% of loans). At December
31, 2001,  the Company had eight  delinquent  loans with an aggregate  principal balance of $1,320,986 (or 0.46% of loans)

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan loss is required. An allowance may be provided after considering such factors as the economy in lending areas,  delinquency  statistics and past loss experience.
The allowance for loan losses are based on  estimates,  and ultimate  losses may vary from current  estimates.  As adjustments to the allowance become necessary, provisions  for loan losses are reported in  operations  in the periods they are determined  to be  necessary.  There was no activity in the  allowance  for loan losses during the three months ended June 30, 2002 and 2001.  The balance of the allowance for loan losses was $40,333 at each of June 30, 2002 and 2001.

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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
June 30, 2002 and the interest rates on such loans,  anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately
108.2% of the projected annual dividend on the Series A Preferred Shares.  There can be no  assurance  that an  interest  rate  environment  in which  there is a continued  decline in interest  rates would not  adversely  affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's exposure to geographic  concentrations directly affects the credit risk of the  Residential  Mortgage  Loans within the  portfolio.  A majority (or
57.9%) of the Company's  Residential  Mortgage  Loans are secured by residential real estate properties located in the Washington,  DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse  economic,  political or business  developments and natural hazards in the region that may affect the ability of residential property owners in the region to make  payments of  principal  and  interest  on the  underlying mortgages.

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

Tax Status of the Company

The Company has elected to be taxed as a REIT under  Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  As a REIT, the Company generally will not be subject to federal income tax on its net income  (excluding  capital gains) provided that it distributes  annually 100% of its REIT taxable income to its stockholders, meets certain organizational,  stock ownership and operational requirements  and meets certain income and asset tests. To remain qualified as a
REIT,  the Company must  distribute  each year at least 90% of its "REIT taxable income" (not including capital gains) for that year to stockholders.  If, in any taxable year,  the Company fails to qualify as a REIT,  the Company would not be allowed a deduction for  distributions  to stockholders in computing its taxable income  and would be  subject to federal  and state  income tax  (including  any applicable  alternative  minimum tax) on its taxable income at regular corporate rates. In addition,  the Company would also be disqualified  from treatment as a
REIT for the four taxable years  following  the year during which  qualification was lost.

During the six months  ended June 30,  2001,  the Company  paid $2,300 in income taxes  related to capital  gains of $20,209 on the sale of two Real Estate Owned
("REO") properties in the year 2000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

During the three months ended June 30, 2002 and 2001,  the Company  reported net income of $4,222,915 and $5,107,881, respectively.

Interest income on Residential  Mortgage Loans totaled  $4,518,771 for the three months ended June 30, 2002 (the "2002 quarter"),  compared to $5,394,729 for the three months ended June 30, 2001 (the "2001 quarter").  The decrease in interest income  resulted  from a decrease in the average yield on such loans to 6.18% in the 2002  quarter  from 7.43% in the 2001  quarter.  Partially  offsetting  this decrease in interest  income was an increase in the average  loan balance of the
Residential  Mortgage Loan  portfolio to  $292,338,160  in the 2002 quarter from
$290,569,569 in the 2001 quarter.  The Company would have recorded an additional
$7,282 and $10,113 in interest  income for the three  months ended June 30, 2002 and 2001,  had its  non-accrual  loans  been  current in  accordance  with their original terms.

Other  interest  income of $15,776 and $54,701 was  recognized  on the Company's interest  bearing deposits during the three months ended June 30, 2002 and 2001, respectively.

No  provision  for loan losses was  recorded for the three months ended June 30,
2002 and 2001.

The Company did not sell any REO  properties  during the three months ended June
30, 2002 and 2001.

Operating  expenses  totaling  $311,632  and $341,549 for the three months ended
June 30, 2002 and 2001, respectively, were comprised of loan servicing fees paid to  parent,  advisory  fees  paid to  parent,  directors  fees and  general  and administrative  expenses.  Loan  servicing  fees paid to parent of $228,633  and
$269,896, for the three months ended June 30, 2002 and 2001, respectively,  were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of  Residential  Mortgage  Loans,  pursuant  to a  servicing  agreement between  the Company  and the Bank.  Advisory  fees paid to parent for the three months ended June 30, 2002 and 2001 totaled $50,000 for each quarter. Directors'
fees paid for the three  months  ended June 30,  2002 and 2001 were  $12,000 and
$8,000, respectively,  and represent compensation to the two independent members of the Board of Directors.  General and administrative  expenses totaled $20,999 and $13,653 for the three months ended June 30, 2002 and 2001, respectively.

On June 25, 2002 the Company's Board of Directors declared,  out of the retained earnings  of  the  Company,  a cash  dividend  of  $1.296875  per  share  on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on July 15, 2002.

There were no common dividends declared during the 2002 quarter.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

During the six months  ended June 30, 2002 and 2001,  the Company  reported  net income of $8,450,437 and $10,378,181, respectively.

Interest  income on Residential  Mortgage  Loans totaled  $9,032,294 for the six months ended June 30, 2002 (the "2002 period"),  compared to $10,950,881 for the six months  ended June 30, 2001 (the "2001  period").  The  decrease in interest income  resulted  from a decrease in the average yield on such loans to 6.22% in the 2002 period from 7.49% in the 2001 period. Also contributing to the decrease in interest income was a decrease in the average loan balance of the Residential
Mortgage Loan portfolio to $290,557,239 in the 2002 period from  $292,587,171 in the 2001  period.  The  Company  would have  recorded an  additional  $6,175 and
$12,413 in interest  income for the 2002 period and 2001  period,  respectively, had its non-accrual loans been current in accordance with their original terms.

Other  interest  income of $45,731 and $84,617 was  recognized  on the Company's interest bearing deposits during the 2002 period and 2001 period, respectively.

No provision  for loan losses was  recorded for the periods  ended June 30, 2002 and 2001.  The Company did not sell any REO  properties  during the 2002 period.
The Company  recognized a gain of $21,924 on the sale of one REO property during the 2001 period.

Operating  expenses  totaling $627,588 and $676,941 for the 2002 period and 2001 period,  respectively,  were  comprised of loan  servicing  fees paid to parent, advisory  fees paid to parent,  directors  fees and general  and  administrative expenses.  Loan servicing fees paid to parent of $469,317 and $540,601,  for the
2002 period and 2001 period, respectively, were based on a servicing fee rate of
0.375% per annum of the outstanding  principal balances of Residential  Mortgage
Loans,  pursuant  to a  servicing  agreement  between  the Company and the Bank.
Advisory fees paid to parent for the 2002 and 2001 periods totaled  $100,000 for each period.  Directors' fees paid for the 2002 and 2001 periods totaled $20,000 and $16,000,  respectively,  and represent  compensation  to the two independent members of the Board of Directors.  General and administrative  expenses totaled
$38,271 and $20,340 for the 2002 and 2001 periods, respectively.

During the six months  ended June 30,  2002,  the  Company's  Board of Directors declared $7,781,250 of preferred stock dividends out of the retained earnings of the Company.

There were no common dividends declared during the 2002 period.

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

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
 No.      Exhibit
-------   -------------------------------------------------------
 11       Computation of Earnings Per Common Share included in Part I, Item 1 of this report

(b) A current  report on Form  8-K,  dated  August  13,  2002,  was filed by the
Company with the SEC reporting the Company had dismissed  Arthur Andersen LLP as independent public accountants of the Company and engaged Ernst and Young LLP to serve as independent public accountants to audit the financial statements of the
Company for the year ending December 31, 2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

August 14, 2002                By:  /s/ ALEXANDER R. M. BOYLE
                                    Alexander R. M. Boyle
                                    Vice Chairman of the Board

August 14, 2002                By:  /s/ STEPHEN R. HALPIN, JR.
                                    Stephen R. Halpin, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

August 14, 2002                By:  /s/ JOEL A. FRIEDMAN
                                    Joel A. Friedman
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The  undersigned,  B. Francis  Saul,  II, the Chairman and Chief  Executive
Officer of Chevy  Chase  Preferred  Capital  Corporation  (the  "Company"),  has
executed this  certification  in connection  with the filing with the Securities and Exchange  Commission of the Company's  Quarterly Report on Form 10-Q for the
period ending June 30, 2002 (the  "Report").  The undersigned  hereby  certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

August 13, 2002                By:  /s/ B. FRANCIS SAUL, II
                                    B. Francis Saul, II
                                    Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned,  Stephen R. Halpin,  Jr., the Executive Vice President and
Chief  Financial  Officer of Chevy  Chase  Preferred  Capital  Corporation  (the
"Company"),  has executed this  certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form
10-Q for the period ending June 30, 2002 (the "Report").  The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

August 13, 2002                By:  /s/ STEPHEN R. HALPIN, JR.
                                    Stephen R. Halpin, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                  Exhibit Index

Exhibit
  No.     Exhibit
-------   ------------------------------------------------------------
  11      Computation of Earnings Per Common Share included in Part I, Item 1 of this report.