Form 10-Q
period 2002-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2002-11-15
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                               September 30, 2002

______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

The number of shares  outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 2002.

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
 (a) Statements of Financial Condition at September 30, 2002 and
      December 31, 2001........................................................2
 (b) Statements of Operations for the Three Months and Nine Months Ended
      September 30, 2002 and 2001..............................................3
 (c) Statement of Stockholders' Equity for the Nine Months
      Ended September 30, 2002.................................................4
 (d) Statements of Cash Flows for the Nine Months Ended
      September 30, 2002 and 2001..............................................5
 (e) Notes to Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

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

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                       STATEMENTS OF FINANCIAL CONDITION

                                                 September 30,     December 31,
                                                     2002             2001
                                                ---------------  ---------------
                                                   (Unaudited)
                                     ASSETS
Cash and interest-bearing deposits               $   2,989,282    $   5,764,867
Residential mortgage loans (net of
 allowance for losses of $40,333
 for both periods)                                 284,058,623      287,523,781
Accounts receivable from parent                     16,570,208       11,825,608
Accrued interest receivable                          1,205,233        1,196,337
Prepaid expenses                                         7,533            8,000
                                                ---------------  ---------------
  Total assets                                   $ 304,830,879    $ 306,318,593
                                                ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and accounts payable
  to others                                             76,276           69,050
Dividends payable to parent                                -          2,700,000
Dividends payable to others                          3,890,625        3,890,625
                                                ---------------  ---------------
 Total liabilities                                   3,966,901        6,659,675
                                                ---------------  ---------------

Preferred Stock, 10,000,000 shares authorized:
 10 3/8% Noncumulative Exchangeable
 Preferred Stock, $5 par value,
 3,000,000 shares issued and outstanding
 (liquidation value of $150,000,000 plus
 accrued and unpaid dividends)                      15,000,000       15,000,000
Common stock, $1 par value,
 1,000 shares authorized, 100 shares
 issued and outstanding                                    100              100
Capital contributed in excess of par               284,999,900      284,658,818
Retained earnings                                      863,978              -
                                                ---------------  ---------------

 Total stockholders' equity                        300,863,978      299,658,918
                                                ---------------  ---------------

  Total liabilities and stockholders' equity     $ 304,830,879    $ 306,318,593
                                                ===============  ===============

               See the accompanying Notes to Financial Statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ----------------------  --------------------------
                                2002       2001          2002          2001
                              ----------  ----------  ------------  ------------
Interest Income
 Residential mortgage loans   $4,369,082  $5,174,390  $13,401,376   $16,125,271
 Other                            19,108      43,850       64,839       128,467
                              ----------  ----------  ------------  ------------
   Total interest income       4,388,190   5,218,240   13,466,215    16,253,738

Gain on sales of real estate
 acquired in settlement of
 loans, net                          -           -            -          21,924
                              ----------  ----------  ------------  ------------
     Total income              4,388,190   5,218,240   13,466,215    16,275,662
                              ----------  ----------  ------------  ------------
Operating Expenses
 Loan servicing fees paid to
  parent                         238,284     252,719      707,601       793,320
 Advisory fees paid to parent     50,000      50,000      150,000       150,000
 Directors fees                    4,000       6,500       24,000        22,500
 General and administrative       10,490      29,146       48,761        49,486
                              ----------  ----------  ------------  ------------
  Total operating expenses       302,774     338,365      930,362     1,015,306
                              ----------  ----------  ------------  ------------
Income before income taxes     4,085,416   4,879,875   12,535,853    15,260,356
Provision for income taxes           -         8,073          -          10,373
                              ----------  ----------  ------------  ------------

NET INCOME                    $4,085,416  $4,871,802  $12,535,853   $15,249,983
                              ==========  ==========  ============  ============

PREFERRED STOCK DIVIDENDS      3,890,625   3,890,625   11,671,875    11,671,875
                              ----------  ----------  ------------  ------------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER           $  194,791  $  981,177  $   863,978   $ 3,578,108
                              ==========  ==========  ============  ============

EARNINGS PER COMMON SHARE     $ 1,947.91  $ 9,811.77  $  8,639.78   $ 35,781.08
                              ==========  ==========  ============  ============

               See the accompanying Notes to Financial Statements.
                                      -3-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                     STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                        Capital
                                                      Contributed                     Total
                                Preferred    Common    In Excess      Retained     Stockholders'
                                  Stock      Stock      of Par        Earnings        Equity
                              ------------   ------ --------------  ------------- --------------

Balance, December 31, 2001     $15,000,000    $100   $ 284,658,818  $      -      $ 299,658,918

Net income                             -        -              -      12,535,853     12,535,853

Capital contribution from
 common stockholder                    -        -          341,082         -            341,082

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A             -        -              -     (11,671,875)   (11,671,875)
                              ------------   ------ ---------------  ------------ --------------

Balance, September 30, 2002    $15,000,000    $100   $ 284,999,900   $   863,978  $ 300,863,978
                              ============   ====== ===============  ============ ==============

               See the accompanying Notes to Financial Statements.

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                               ---------------------------------
                                                    2002               2001
                                               ---------------   ---------------
Cash flows from operating activities:

Net income                                     $   12,535,853    $   15,249,983
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Gain on sales of real estate acquired in
   settlement of loans, net                               -             (21,924)
  Increase in accounts receivable from parent      (4,744,600)       (3,372,922)
  (Increase) decrease in accrued interest
    receivable                                         (8,896)           75,833
  Decrease in prepaid expenses                            467               467
  Increase (decrease) in accrued expenses
   and accounts payable                                 7,226           (93,380)
                                               ---------------   ---------------
 Net cash provided by operating activities          7,790,050        11,838,057
                                               ---------------   ---------------
Cash flows from investing activities:
 Purchases of residential mortgage loans         (108,359,099)      (69,030,307)
 Repayments of residential mortgage loans         111,824,257        72,134,994
 Net proceeds on sales of real estate
  acquired in settlement of loans                         -             138,330
                                               ---------------   ---------------
 Net cash provided by investing activities          3,465,158         3,243,017
                                               ---------------   ---------------
Cash flows from financing activities:

 Capital contribution from common stockholder         341,082             1,255
 Dividends paid on preferred stock                (11,671,875)      (11,671,875)
 Dividends paid on common stock                    (2,700,000)       (4,275,000)
                                               ---------------   ---------------

 Net cash used in financing activities            (14,030,793)      (15,945,620)
                                               ---------------   ---------------
Net decrease in cash and cash equivalents          (2,775,585)         (864,546)
Cash and cash equivalents at beginning of
 period                                             5,764,867         5,122,692
                                               ---------------   ---------------
Cash and cash equivalents at end of period     $    2,989,282    $    4,258,146
                                               ===============   ===============

Supplemental disclosures of cash flow
 information:

 Income taxes paid during the year             $          -      $       10,373
                                               ===============   ===============

               See the accompanying Notes to Financial Statements.

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

Certain  reclassifications  of prior  periods'  information  have  been  made to conform  with the  presentation  for the  three  months  and nine  months  ended
September 30, 2002.

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

                                    September 30,          December 31,
                                       2002                   2001
                               -----------------       ------------------
    Monthly ARMs                $   70,181,721          $    79,541,872
    One-year ARMs                   17,866,978               21,583,666
    Three-year ARMs                 23,775,471               19,462,468
    5/1 ARMs                        52,655,895               49,804,806
    7/1 ARMs                        13,167,619                8,378,308
    10/1 ARMs                       70,001,670               99,255,916
    30 year fixed-rate              36,449,602                9,537,078
                                ----------------       ------------------
         Total                     284,098,956              287,564,114
          Less:
    Allowance for loan losses           40,333                   40,333
                                ----------------       ------------------

               Total             $ 284,058,623           $  287,523,781
                                ================       ==================

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

NOTE 4 - DIVIDENDS:

During the three  months  ended  September  30,  2002,  the  Company's  Board of
Directors  declared a cash dividend of  $3,890,625  on the  Company's  preferred stock,  out of the retained  earnings of the  Company.  The dividend was paid on
October 15, 2002.

During  the nine  months  ended  September  30,  2002,  the  Company's  Board of
Directors  declared cash  dividends of  $11,671,875  on the Company's  preferred stock, out of the retained earnings of the Company.

There were no common  dividends  declared during the nine months ended September
30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FINANCIAL CONDITION

Recent  Developments.  On August 13, 2002 the Company filed a Current  Report on
Form 8-K with the SEC reporting the Company had dismissed Arthur Andersen LLP as independent public accountants of the Company and engaged Ernst and Young LLP to serve as independent public accountants to audit the financial statements of the
Company for the year ended December 31, 2002.

Residential Mortgage Loans

At September 30, 2002 and December 31, 2001,  the Company had  $284,058,623  and
$287,523,781,  respectively,  invested in loans  secured by first  mortgages  or deeds of trust on single-family residential real estate properties ("Residential
Mortgage Loans").  During the nine months ended September 30, 2002,  Residential
Mortgage  Loan  purchases  were  $108,359,099  and  principal  collections  were
$111,824,257.  Management intends to continue to reinvest proceeds received from repayments of loans in  additional  Residential  Mortgage  Loans to be purchased from either the Bank or its affiliates.

At September 30, 2002, the Company had six non-accrual loans (contractually past due 90 days or more or with respect to which other  factors  indicate  that full payment of  principal  and interest is  unlikely)  with an  aggregate  principal balance of $1,313,253 (or 0.46% of loans). At December 31, 2001, the Company had three  non-accrual  loans with an aggregate  principal balance of $1,088,562 (or
0.38% of loans). The increase reflects the general economic downturn.

At September 30, 2002, the Company had three loans,  which were delinquent 30-89 days with an aggregate  principal  balance of $555,954  (or 0.20% of loans).  At
December  31,  2001,  the Company had eight  delinquent  loans with an aggregate principal balance of $1,320,986 (or 0.46% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan loss is required. An allowance may be provided after considering such factors as the economy in lending areas,  delinquency  statistics and past loss experience.
The  allowance for loan losses is based on  estimates,  and ultimate  losses may vary from current  estimates.  As adjustments to the allowance become necessary, provisions  for loan losses are reported in  operations  in the periods that are determined  to be  necessary.  There was no activity in the  allowance  for loan losses during the three months ended September 30, 2002 and 2001. The balance of the  allowance  for loan  losses was $40,333 at each of  September  30, 2002 and
2001.

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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
September  30, 2002 and the  interest  rates on such loans,  anticipated  annual interest  income,  net of servicing  fees, on the Company's  loan  portfolio was approximately  104.0% of the projected annual dividend on the Series A Preferred
Shares.  There can be no assurance  that an interest rate  environment  in which there is a continued  decline in interest  rates would not adversely  affect the
Company's  ability  to pay  dividends  on the  Series A  Preferred  Shares.  The
Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's exposure to geographic  concentrations directly affects the credit risk of the  Residential  Mortgage  Loans within the  portfolio.  A majority (or
55.2%) of the Company's  Residential  Mortgage  Loans are secured by residential real estate properties located in the Washington,  DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse  economic,  political or business  developments and natural hazards in the region that may affect the ability of residential property owners in the region to make  payments of  principal  and  interest  on the  underlying mortgages.

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

No income tax was paid during the nine months ended  September 30, 2002.  During the nine months ended  September  30,  2001,  the Company paid $10,373 in income taxes  related to capital  gains of $42,833 on the sale of one Real Estate Owned
("REO") property in the year 2001, and two REO properties sold in the year 2000.

RESULTS OF OPERATIONS

Three Months Ended  September 30, 2002 Compared to Three Months Ended  September
30, 2001

During the three months ended September 30, 2002 and 2001, the Company  reported net income of $4,085,416 and $4,871,802, respectively.

Interest income on Residential  Mortgage Loans totaled  $4,369,082 for the three months ended September 30, 2002 (the "2002 quarter"), compared to $5,174,390 for the three months ended September 30, 2001 (the "2001 quarter").  The decrease in interest  income  resulted from a decrease in the average yield on such loans to
6.10% in the 2002 quarter from 7.08% in the 2001 quarter. The average balance of the  Residential  Mortgage Loan portfolio was  $286,465,516  in the 2002 quarter compared to $292,427,219 in the 2001 quarter. The Company would have recorded an additional  $29,899 and $5,395 in  interest  income for the three  months  ended
September  30,  2002  and  2001,  had its  non-accrual  loans  been  current  in accordance with their original terms.

Other  interest  income of $19,108 and $43,850 was  recognized  on the Company's interest  bearing  deposits during the three months ended September 30, 2002 and
2001,  respectively.  The decrease was primarily due to a lower average yield on interest  bearing  deposits  which  decreased by 216 basis points (from 3.48% to
1.32%) from the average yield in the 2001  quarter.  Partially  offsetting  this decrease was an increase in the average balance on interest  bearing deposits of
$765,889 in the 2002 quarter.

No provision  for loan losses was recorded for the three months ended  September
30, 2002 and 2001.

The  Company  did not sell any REO  properties  during  the three  months  ended
September 30, 2002 and 2001.

Operating  expenses  totaling  $302,774  and $338,365 for the three months ended
September 30, 2002 and 2001, respectively, were comprised of loan servicing fees paid to parent,  advisory  fees paid to parent,  directors  fees and general and administrative  expenses.  Loan  servicing  fees paid to parent of $238,284  and
$252,719, for the three months ended September 30, 2002 and 2001,  respectively, were  based on a  servicing  fee rate of  0.375%  per  annum of the  outstanding principal  balances  of  Residential  Mortgage  Loans,  pursuant  to a servicing agreement between the Company and the Bank. Advisory fees paid to parent for the three months ended September 30, 2002 and 2001 totaled $50,000 for each quarter.
Directors' fees paid for the three months ended September 30, 2002 and 2001 were
$4,000  and  $6,500,  respectively,   and  represent  compensation  to  the  two
independent  members  of the  Board of  Directors.  General  and  administrative expenses  totaled  $10,490 and $29,146 for the three months ended  September 30,
2002 and 2001, respectively. The decrease in general and administrative expenses is  primarily  due to a decrease in  independent  auditor  fees and trustee fees compared to the 2001 period.

On September 24, 2002,  the Company's  Board of Directors  declared,  out of the retained earnings of the Company,  a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares. Dividends of $3,890,625 were subsequently paid on October 15, 2002.

There were no common dividends declared during the 2002 quarter.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30,
2001

During the nine months ended  September 30, 2002 and 2001, the Company  reported net income of $12,535,853 and $15,249,983, respectively.

Interest income on Residential  Mortgage Loans totaled  $13,401,376 for the nine months ended September 30, 2002 (the "2002 period"), compared to $16,125,271 for the nine months ended  September 30, 2001 (the "2001  period").  The decrease in interest  income  resulted from a decrease in the average yield on such loans to
6.18% in the 2002 period from 7.35% in the 2001 period. Also contributing to the decrease  in  interest  income  was a  decrease  in the  average  balance of the
Residential  Mortgage  Loan  portfolio to  $289,193,331  in the 2002 period from
$292,533,854  in the 2001 period.  The Company would have recorded an additional
$35,756  and $17,808 in  interest  income for the 2002  period and 2001  period, respectively,  had its  non-accrual  loans been current in accordance with their original terms.

Other  interest  income of $64,839 and $128,467 was  recognized on the Company's interest bearing deposits during the 2002 period and 2001 period,  respectively.
The decrease was  primarily  due to a lower  average  yield on interest  bearing deposits  which  decreased  by 197 basis  points  (from 3.46% to 1.49%) from the average yield in the 2001  quarter.  Partially  offsetting  this decrease was an increase in the average balance on interest  bearing deposits of $868,325 in the
2002 period.

No provision  for loan losses was recorded for the periods  ended  September 30,
2002 and 2001.

The Company did not sell any REO properties during the 2002 period.  The Company recognized  a gain of  $21,924 on the sale of one REO  property  during the 2001 period.

Operating expenses totaling $930,362 and $1,015,306 for the 2002 period and 2001 period,  respectively,  were  comprised of loan  servicing  fees paid to parent, advisory  fees paid to parent,  directors  fees and general  and  administrative expenses.  Loan servicing fees paid to parent of $707,601 and $793,320,  for the
2002 period and 2001 period, respectively, were based on a servicing fee rate of
0.375% per annum of the outstanding  principal balances of Residential  Mortgage
Loans,  pursuant  to a  servicing  agreement  between  the Company and the Bank.
Advisory fees paid to parent for the 2002 and 2001 periods totaled  $150,000 for each period.  Directors' fees paid for the 2002 and 2001 periods totaled $24,000 and $22,500,  respectively,  and represent  compensation  to the two independent members of the Board of Directors.  General and administrative  expenses totaled
$48,761 and $49,486 for the 2002 and 2001 periods, respectively.

During  the nine  months  ended  September  30,  2002,  the  Company's  Board of
Directors declared out of the retained earnings of the Company cash dividends of
$11,671,875 on the outstanding Series A Preferred shares.

There were no common dividends declared during the 2002 period.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information  required  by  this  item  is  included  in  Item  2,  "Management's
Discussion  and  Analysis of  Financial  Condition  and Results of  Operations -
Interest Rate Risk," which is hereby incorporated herein by reference.

ITEM 4. Controls and Procedures

Within the 90-day period prior to the date of this report,  the Company  carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's management,  including the Company's Chief Executive Officer and Chief
Financial  Officer,  of the  effectiveness  of the design and  operation  of the
Company's  disclosure controls and procedures.  Based upon that evaluation,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to the  Company  required to be included in the
Company's filings under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in the Company's internal controls, or in other factors that could significantly  affect internal controls,  subsequent to the date the Company carried out its evaluation.

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

Exhibit
   No.          Exhibit
------------------------
   11       Computation of Earnings Per Common Share included in Part I, Item 1 of this report
   99.1     Certification of Chief Executive Officer,  Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
   99.2     Certification of Chief Financial Officer,  Pursuant to 18 U.S.C.
             Section 1350 as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

(b) A current  report on Form  8-K,  dated  August  13,  2002,  was filed by the
Company with the SEC reporting the Company had dismissed  Arthur Andersen LLP as independent public accountants of the Company and engaged Ernst and Young LLP to serve as independent public accountants to audit the financial statements of the
Company for the year ending December 31, 2002. (Item reported: Item 4)

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

    November 14, 2002                 By:  /s/ ALEXANDER R. M. BOYLE
                                      Alexander R. M. Boyle
                                      Vice Chairman of the Board

    November 14, 2002                 By:  /s/ STEPHEN R. HALPIN, JR.
                                      Stephen R. Halpin, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

     November 14, 2002                By:  /s/ JOEL A. FRIEDMAN
                                      Joel A. Friedman
                                      Senior Vice President and Controller
                                      (Principal Accounting Officer)

                                 CERTIFICATION

I, B. Francis Saul, II,  certify that:

1. I have reviewed this quarterly  report on Form 10-Q of Chevy Chase  Preferred
Capital Corporation;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant  as of, and for,  the periods  presented  in this  quarterly  report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared; (

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions  about the  effectiveness of the  disclosure  controls and  procedures  based on our  evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

(b) any fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002          /s/ B. FRANCIS SAUL, II
                                  ------------------------------------------
                                  B. Francis Saul, II
                                  Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1. I have reviewed this quarterly  report on Form 10-Q of Chevy Chase  Preferred
Capital Corporation;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions  about the  effectiveness of the  disclosure  controls and  procedures  based on our  evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            /s/ STEPHEN R. HALPIN, Jr.
                                    ------------------------------------------
                                    Stephen R. Halpin, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer

                                                                    Exhibit 11

Computation  of  Earnings  Per Common  Share  included in Part I, Item 1 of this report.

                                                                  Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned,  B. Francis Saul, II, the Chairman and Chief Executive  Officer
of Chevy Chase Preferred Capital Corporation (the "Company"),  has executed this certification  in connection  with the filing with the  Securities  and Exchange
Commission of the Company's  Quarterly  Report on Form 10-Q for the period ended
September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

    Date:    November 14, 2002              /s/ B. FRANCIS SAUL, II
                                            ------------------------------------
                                            B. Francis Saul, II
                                            Chairman and Chief Executive Officer

                                                                  Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned,  Stephen R. Halpin, Jr., the Executive Vice President and Chief
Financial Officer of Chevy Chase Preferred Capital  Corporation (the "Company"),
has  executed  this  certification  in  connection  with  the  filing  with  the
Securities  and Exchange  Commission of the Company's  Quarterly  Report on Form
10-Q for the period ended  September 30, 2002 (the  "Report").  The  undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

         Date:    November 14, 2002             /s/ STEPHEN R. HALPIN, JR.
                                                ---------------------------
                                                Stephen R. Halpin, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer