Form 10-K
period 2002-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2003-03-27
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-K
                                December 31, 2002

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002                                                                                             .
--------------------------------------------------------------------------------
                                       OR
------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________

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

                                 (301)986-7000

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class     Name of each exchange on which registered
10 3/8 % Noncumulative Exchangeable              New York Stock Exchange, Inc.
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

Yes  X  No
    ---    ----

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. X

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

The number of shares  outstanding of the registrant's sole class of common stock was 100 shares,  $1.00 par value per share,  as of March 15,  2003.  All of such shares were owned by Chevy Chase Bank,  F.S.B.;  therefore,  no common stock was held by non-affiliates.

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

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISKS....................................................23
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................F-1
Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................24

                                    PART III

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                                    PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K...................................................30

                                     PART I

ITEM 1.BUSINESS

GENERAL

Chevy  Chase  Preferred  Capital  Corporation  (the  "Company")  is  a  Maryland
corporation  which  acquires,  holds and  manages  real estate  mortgage  assets
("Mortgage  Assets").  The  Company  has  elected to be treated as a real estate investment  trust (a "REIT") under the Internal Revenue Code of 1986, as amended
(the  "Code"),  and generally  will not be subject to federal  income tax to the extent that it distributes  its earnings to its  stockholders  and maintains its qualification  as a REIT. All of the shares of the Company's  common stock,  par value  $1.00 per share (the  "Common  Stock"),  are owned by Chevy  Chase  Bank,
F.S.B.,  a federally  chartered  and  federally  insured stock savings bank (the
"Bank"). The Bank is in compliance with its regulatory capital requirements. The
Bank services the Company's  Residential  Mortgage  Loans (as defined below) and administers  the  day-to-day  operations  of the  Company.  The Company also has outstanding  3,000,000 shares of 10 3/8 % Noncumulative  Exchangeable  Preferred
Stock,  Series A, par value $5.00 per share (the  "Series A Preferred  Shares").
The Series A Preferred  Shares are listed on the New York Stock Exchange (symbol
CCP-PrA).

MORTGAGE ASSETS

Loan Portfolio Composition

The  Company's  current  portfolio  of Mortgage  Assets  consists of whole loans
("Mortgage Loans") secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth  information  concerning  the  Company's  Residential  Mortgage
Loans,  all of which were  acquired  from the Bank,  as of December 31, 2002 and
December 31, 2001. A  description  of the types of  Residential  Mortgage  Loans included in the Company's portfolio follows the table.

                          Residential Mortgage Loan Portfolio
                          -----------------------------------
                                      December 31,
                      -------------------------------------------
                              2002                   2001
                      --------------------   --------------------
                        Aggregate  Percent     Aggregate  Percent
                        Principal    to        Principal    to
    Type                 Balance    Total       Balance    Total
    ----              ------------- ------   ------------- ------
Monthly ARMs          $ 67,406,366   23.6%   $ 79,541,872   27.7%
One-Year ARMs           16,966,406    5.9%     21,583,666    7.5%
Three-Year ARMs         20,126,451    7.1%     19,462,468    6.8%
Five-Year ARMs          58,544,908   20.5%     49,804,806   17.3%
7/1 ARMs                16,056,192    5.6%      8,378,308    2.9%
10/1 ARMs               62,040,642   21.7%     99,255,916   34.5%
30 Year Fixed-Rate      44,294,832   15.6%      9,537,078    3.3%
                      ------------- ------   ------------- ------
                       285,435,797  100.0%    287,564,114  100.0%
                                    ======                 ======
Less:
Allowance for loan
 losses                     40,333                 40,333
                      -------------          -------------
  Total               $285,395,464           $287,523,781
                      =============          =============

Purchases  from the Bank of  Residential  Mortgage  Loans  during the year ended
December 31, 2002 were $173,247,015 and principal collections were $175,375,332.
See "Management's  Discussion and Analysis of Financial Condition and Results of
Operations - Financial Condition - Residential Mortgage Loans."

Most (or 84.5%) of the  Residential  Mortgage  Loans  included in the  Company's portfolio at December 31, 2002 bear interest at adjustable  rates.  The interest rate on an "adjustable rate mortgage" or an "ARM" resets  periodically  based on an index (such as the London  Interbank  Offered Rate  ("LIBOR") or the interest rate on United States Treasury  Bills).  ARMs are typically  subject to lifetime interest rate caps and periodic  interest rate  adjustment  caps. As of December
31, 2002, the interest rates on the  Residential  Mortgage Loans included in the
Company's portfolio ranged from 3.25% per annum to 9.75% per annum. For the year ended December 31, 2002, the weighted  average  interest rate was  approximately
6.14%.

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
Residential  Mortgage Loans purchased by the Company after December 31, 2002 may be subject to different interest rates.

Each ARM, except Monthly ARMs, bears interest at its initial interest rate until the first Rate Adjustment  Date.  Effective with each Rate Adjustment  Date, the monthly  principal and interest  payment on an ARM will be adjusted to an amount that will fully  amortize the  then-outstanding  principal  balance of such loan over its  remaining  term to stated  maturity and that will be sufficient to pay interest at the adjusted  interest  rate.  Certain of the types of loan products that are ARMs contain an option,  which may be exercised  by the  mortgagor,  to convert the ARM into a fixed-rate  loan for the remainder of the mortgage  term.
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

Monthly ARM. The interest rate on each monthly ARM  ("Monthly  ARM") will adjust monthly on each adjustment  date as specified in the related  mortgage note to a rate equal to the sum  (rounded to the nearest  multiple of 0.125%) of the index and the  related  margin,  subject to  certain  limitations.  The first  month's payment on each  mortgage loan is based on an initial  interest  rate, in effect only until the first  adjustment  date, which is lower, and may be significantly lower,  than the sum of the index and the margin.  No mortgage  note  contains a periodic  interest  rate cap. The  interest  rate,  however,  may not exceed the maximum  interest rate specified for such mortgage loan in the related  mortgage note.  The amount of the  minimum  monthly  payment  due on each  mortgage  loan adjusts  annually  to an  amount  that  would  fully  amortize  the  outstanding principal  balance of the mortgage loan over its  remaining  term to maturity at the interest rate applicable.  Generally,  the annual  adjustment to the minimum monthly  payment  is  limited  to  a  maximum  increase  or  decrease  of  7.5%.

One-Year  ARM. The interest  rate with respect to each  one-year ARM  ("One-Year
ARM") is fixed at an initial rate for the first  twelve  monthly  payments.  The interest rate adjusts on the date  specified in the related  mortgage  note, and annually  thereafter,  to a rate equal to the then-current  applicable  treasury index  plus the  margin set forth in such  mortgage  note,  subject to a maximum annual interest rate increase or decrease of 2.00%, a lifetime interest rate cap as specified in the related  mortgage  note and a minimum  interest rate no less than the margin.

Three-Year   ARM.  The  interest  rate  with  respect  to  each  three-year  ARM
("Three-Year  ARM") is  fixed  at an  initial  rate  for the  first  36  monthly payments.  The  interest  rate  adjusts  on the date  specified  in the  related mortgage note and thereafter either annually in the same manner as described for the One-Year  ARM, or every three years in the same manner as described  for the
One-Year ARM except that the treasury  index is the weekly  average yield on the
United  States  Treasury  securities  adjusted  to a constant  maturity of three years.

Five-Year ARM. The interest rate with respect to each five-year ARM  ("Five-Year
ARM") is fixed at an initial rate for the first 60 monthly  payments and adjusts on the date specified in the related mortgage note, and either  semi-annually or annually  thereafter,  to the sum of the specified  index and margin  subject to periodic and lifetime  interest  rate caps as specified in the related  mortgage note.  Certain of these loans  contain an option,  which may be exercised by the mortgagor,  to convert the ARM into a fixed-rate  loan for the  remainder of the mortgage term.

Seven-Year  Fixed-Rate  Loan with  Automatic  Conversion  to One-Year  ARM.  The interest rate with respect to each  seven-year  fixed-rate  loan with  automatic conversion  to a One-Year  ARM (a "7/1 ARM") is fixed at an initial rate for the first 84 monthly  payments  and  adjusts on the date  specified  in the  related mortgage note, and annually thereafter, as if the Residential Mortgage Loan were a One-Year ARM,  with  periodic and lifetime  interest rate caps as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first  Rate  Adjustment  Date  under  the terms of this type of  Residential
Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic  conversion to a  One-Year  ARM (a "10/1  ARM") is fixed at an  initial  rate for the first 120 monthly payments and adjusts on the date specified in the related mortgage note, and annually  thereafter,  as if the  Residential  Mortgage Loan were a One-Year
ARM, with  periodic and lifetime  interest rate caps as specified in the related mortgage  note.  There is no ability to continue at a fixed rate after the first
Rate Adjustment Date under the terms of this type of Residential  Mortgage Loan.

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

The Company may, from time to time,  acquire both  conforming and  nonconforming
Residential Mortgage Loans.  Conventional  conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan  Mortgage  Corporation  ("FHLMC") or the Federal
National Mortgage Association ("FNMA").  The nonconforming  Residential Mortgage
Loans that the Company  purchases will be nonconforming  generally  because they have  original  principal  balances  which  exceed  the limits for FHLMC or FNMA programs.

Mortgage-Backed Securities.  While no Mortgage-Backed Securities are included in the current Mortgage Asset portfolio, the Company may, from time to time, in the future acquire fixed-rate or variable-rate Mortgage-Backed Securities. A portion of any  Mortgage-Backed  Securities  that the Company may purchase may have been
originated  by  the  Bank  by  exchanging   pools  of  Mortgage  Loans  for  the
Mortgage-Backed  Securities.  The Mortgage Loans underlying the  Mortgage-Backed
Securities  will be  secured by  single-family  residential  properties  located throughout the United States.

The Company intends to acquire only investment grade Mortgage-Backed  Securities issued by agencies of the Federal government or government  sponsored  agencies, such as FHLMC, FNMA and the Government National Mortgage  Association  ("GNMA").
The  Company  does not intend to acquire  any  interest-only  or  principal-only
Mortgage-Backed Securities.

Commercial  Mortgage Loans.  While no Commercial  Mortgage Loans are included in the current portfolio, the Company may, from time to time, in the future acquire
Commercial  Mortgage  Loans  secured by  industrial  and  warehouse  properties, recreational  facilities,  office  buildings,  retail space and shopping  malls, hotels and motels,  hospitals,  nursing homes or senior living  centers.  Unlike
Residential   Mortgage   Loans,   Commercial   Mortgage  Loans   generally  lack
standardized terms. In addition, Commercial Mortgage Loans tend to be fixed-rate loans having shorter  maturities than  Residential  Mortgage  Loans.  Commercial
Mortgage  Loans may also not be fully  amortizing,  meaning that they may have a significant  principal balance or "balloon"  payment due on maturity.  Moreover, commercial  properties,  particularly  industrial and warehouse properties,  are generally subject to relatively greater  environmental risks than non-commercial properties,  generally  giving  rise  to  increased  costs  of  compliance  with environmental laws and regulations.

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

Geographic Distribution

A  majority  (or  54.0%)  of the  Residential  Mortgage  Loans  are  secured  by residential real estate  properties  located in the Washington,  DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic,  political, or business developments  in  Washington,  DC,  Maryland,  and Virginia  that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages. See "Management's Discussion and  Analysis of Financial  Condition  and Results of  Operations -  Significant
Concentration of Credit Risk."

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

Under Office of Thrift Supervision (the "OTS") regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of
size,  if  the  Bank  does  not  qualify  for  expedited   treatment  under  OTS
regulations.  Dividends  on the Series A  Preferred  Shares  are not  treated as capital  distributions for the purposes of these regulations,  provided the Bank remains "well capitalized" after the payment. At December 31, 2002, the Bank was in  compliance  with  all of  its  regulatory  capital  requirements  under  the
Financial  Institutions  Reform,  Recovery and Enforcement  Act, and its capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally  chartered  and  federally  insured  stock  savings bank which,  at December 31, 2002,  was  conducting  business  from 198  full-service offices,  including 54 grocery store banking  centers,  and 771 automated teller machines in Maryland,  Virginia,  Delaware  and the  District of  Columbia.  The
Bank's home office is located in McLean,  Virginia and its executive offices are located in Bethesda,  Maryland, both suburban communities of Washington, DC. The
Bank  either  directly or through a  wholly-owned  subsidiary  also  maintains a commercial loan production  office in Baltimore,  Maryland,  seven mortgage loan production offices in the mid-Atlantic  region and five consumer loan production offices. At December 31, 2002, the Bank had total assets of $11.6 billion, total deposits of $7.7 billion and total stockholders' equity of $542.4 million. Based on total assets at December 31, 2002, the Bank is the largest  full-service bank headquartered in the Washington, DC metropolitan area.

The  Company is a  subsidiary  of the Bank and,  therefore,  federal  regulatory authorities have the right to examine the Company and its activities. Payment of dividends  on the Series A  Preferred  Shares  could be  subject  to  regulatory limitations  if after  the  payment  the Bank were not  "well  capitalized"  for purposes of the OTS prompt corrective action regulations.  "Well capitalized" is currently defined as having a total risk-based  capital ratio of at least 10.0%, a tier 1  risk-based  capital  ratio of at least  6.0%  and a core  capital  (or leverage)  ratio of at least  5.0%.  At  December  31,  2002,  the Bank's  total risk-based  capital  ratio was 10.76%,  its tier 1 risk-based  capital ratio was
6.96% and its core capital (or leverage) ratio was 5.52%.

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

THE ADVISOR

On  December 3, 1996,  the  Company  entered  into an  advisory  agreement  (the
"Advisory Agreement") with the Bank (the "Advisor") to administer the day-to-day operations  of the  Company.  The Advisor is  principally  responsible  for; (i)
monitoring the credit quality of the Mortgage  Assets held by the Company,  (ii)
advising the Company with respect to the  acquisition,  management and financing of the  Company's  Mortgage  Assets,  and (iii)  maintaining  the custody of the documents related to the Company's  Mortgage Loans. The Advisor may from time to time  subcontract  all  or a  portion  of its  obligations  under  the  Advisory
Agreement to one or more of its affiliates  involved in the business of managing
Mortgage Assets.

The Advisor and its  affiliates  have  substantial  experience  in the  mortgage lending  industry,  both in the  origination  and in the  servicing  of mortgage loans. At December 31, 2002, the Advisor and its affiliates owned  approximately
$5.0 billion of  residential  mortgage  loans,  including  all of the  Company's
Residential  Mortgage Loans. In their  residential  mortgage loan business,  the
Advisor and its affiliates  originate and purchase residential mortgage loans. A portion of such loans are sold to investors,  primarily in the secondary market, generally on a servicing  retained  basis.  The Advisor and its affiliates  also purchase  servicing  rights on residential  mortgage loans. In addition to loans serviced  for its own  portfolio,  the Advisor and its  affiliates  serviced for third parties  residential  mortgage loans having an aggregate principal balance of approximately $6.8 billion as of December 31, 2002.

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

At December 31, 2002, the Company had no debt outstanding,  and the Company does not currently  intend to incur any  indebtedness.  However,  the  organizational documents  of the  Company  do not  contain  any  limitation  on the  amount  or percentage  of debt,  funded or  otherwise,  that the Company  might incur.  The
Company  may  not,  without  the  approval  of a  majority  of  the  Independent
Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders'  equity,  including  intercompany advances made by the Bank to the
Company.

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

The Company  recognized a capital gain of $21,924 on the sale of one Real Estate
Owned ("REO") property during the year ended December 31, 2001. As a result, the
Company  incurred and paid an income tax liability  for the year ended  December
31, 2001 of $8,000.  The Company also paid $2,373 during the year ended December
31,  2001  related to an income  tax  liability  incurred  during the year ended
December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security  holders of the Company during the fourth quarter of the year ended December 31, 2002.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common
Stock were issued in reliance upon an exemption from registration  under Section
4(2) of the  Securities Act of 1933, as amended.  Thus,  there is no established public trading market for the Common Stock. As of March 15, 2003, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following  table reflects the  distributions  declared by the Company on the
Common Stock for the two most recent  years.  For a discussion  of the Company's distribution  policy with respect to the Common Stock,  see "Business - Dividend
Policy."

            Period                       Distributions          Payment Date
------------------------------------  -------------------  ---------------------
January 1, 2001 to March 31, 2001      $    275,000             April 16, 2001
April 1, 2001 to June 30, 2001              500,000              July 16, 2001
July 1, 2001 to September 30, 2001        1,000,000           October 15, 2001
October 1, 2001 to December 31, 2001      2,700,000           January 15, 2002
January 1, 2002 to March 31, 2002               -                          N/A
April 1, 2002 to June 30, 2002                  -                          N/A
July 1, 2002 to September 30, 2002              -                          N/A
October 1, 2002 to December 31, 2002      1,100,000           January 15, 2003

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred  Shares are listed on the New York Stock  Exchange  under the trading  symbol  "CCP-PrA."  As of February 10, 2003,  there were  3,000,000 issued and  outstanding  Series A  Preferred  Shares held by  approximately  169 holders of record.  The following  table  reflects the  respective  high and low sales prices for the Series A Preferred  Shares for each quarter  during the two most recent fiscal years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred  Shares,  see "Business - Dividend
Policy."

                                          Price
                                      -------------
              Period                   High   Low   Distributions  Payment Date
------------------------------------  ------ ------ -------------- -------------
January 1, 2001 to March 31, 2001     $54.70 $52.19 $3,890,625    April 16, 2001
April 1, 2001 to June 30, 2001         56.00  53.55  3,890,625     July 16, 2001
July 1, 2001 to September 30, 2001     57.50  53.30  3,890,625  October 15, 2001
October 1, 2001 to December 31, 2001   57.95  55.25  3,890,625  January 15, 2002
January 1, 2002 to March 31, 2002      57.60  55.20  3,890,625    April 15, 2002
April 1, 2002 to June 30, 2002         57.35  55.95  3,890,625     July 15, 2002
July 1, 2002 to September 30, 2002     58.05  55.85  3,890,625  October 15, 2002
October 1, 2002 to December 31, 2002   57.20  54.35  3,890,625  January 15, 2003

Holders of Series A Preferred  Shares are  entitled to receive,  if, when and as declared by the Board of  Directors  of the Company out of assets of the Company legally  available,  cash  dividends  at the  rate of 10 3/8 % per  annum of the liquidation preference (equivalent to $5.1875 per share per annum).

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

                                                As of or for the year ended
                                                        December 31,
                               --------------------------------------------------------------
                                  2002         2001         2000         1999         1998
                               -----------  -----------  -----------  -----------  -----------
OPERATING DATA:

 Interest income               $17,729,403  $21,041,424  $22,189,625  $21,795,357  $22,860,956
 Provision for loan losses             -            -            -         26,554       10,862
                               -----------  -----------  -----------  -----------  -----------
  Total interest income after   17,729,403   21,041,424   22,189,625   21,768,803   22,850,094
   provision for loan losses
  Gain on sale of real estate
   acquired in settlement of
   loans, net                          -         21,924       20,209       29,909      32,937
  Operating expenses             1,232,182    1,356,557    1,383,421    1,715,826   1,514,080
Provision for income taxes             -         10,373       15,168          -           -
                               -----------  -----------  -----------  -----------  -----------
    Net income                 $16,497,221  $19,696,418  $20,811,245  $20,082,886  $21,368,951
                               ===========  ===========  ===========  ===========  ===========
Earnings available to common     $ 934,721  $ 4,133,918  $ 5,248,745  $ 4,520,386  $ 5,806,451
      stockholders
Earnings per common share       $ 9,347.21  $ 41,339.18  $ 52,487.45  $ 45,203.86  $ 58,064.51

DIVIDENDS DECLARED:

Dividends on common stock      $ 1,100,000  $ 4,475,000  $ 5,250,000  $ 4,690,000  $ 5,810,000
Dividends on preferred stock   $15,562,500  $15,562,500  $15,562,500  $15,562,500  $15,562,500

BALANCE SHEET DATA:

Residential mortgage loans,
 net                          $285,395,464 $287,523,781 $298,145,029 $295,195,830 $292,682,032
Total assets                  $304,825,346 $306,318,593 $307,516,771 $307,146,976 $307,593,809
Total stockholders' equity    $299,834,721 $299,658,918 $299,998,745 $299,830,386 $299,996,451
Number of preferred shares
   outstanding                   3,000,000    3,000,000    3,000,000    3,000,000    3,000,000
Number of common shares
   outstanding                         100          100          100          100          100
Average yield on residential
   mortgage loans                    6.14%        7.16%        7.42%        7.35%        7.82%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

FINANCIAL CONDITION

Critical Accounting Policies

Critical  accounting  policies  are  defined  as those  that are  reflective  of significant  judgments and  uncertainties,  and potentially result in materially different  outcomes under different  assumptions  and conditions.  The Company's significant  accounting  policies  are  described  in Note 2 in the Notes to the
Financial Statements.  Not all of these significant  accounting policies require management to make  difficult,  subjective  or complex  judgements or estimates;
however,  the  following  policy  could be  deemed  to be  critical  within  the
Securities and Exchange Commission (the "SEC") definition:

     o estimation of allowance for loan losses

Allowance for Loan Losses

Management  reviews the loan  portfolio to establish an allowance  for estimated losses if deemed  necessary.  An analysis to determine  whether an allowance for loan loss is required is  performed  periodically,  and an allowance is provided after  considering  such  factors as the economy in lending  areas,  delinquency statistics and past loss  experience.  The allowance for loan losses is based on estimates,  and ultimate losses may vary from current estimates.  As adjustments to the allowance  become  necessary,  provisions for loan losses are reported in operations  in the periods they are  determined  to be  necessary.  There was no activity in the allowance  for loan losses  during the years ended  December 31,
2002,  2001 and 2000, and the balance of the allowance was $40,333 at the end of each year.

Residential Mortgage Loans

At December  31,  2002,  the Company had  $285,395,464  invested in  Residential
Mortgage  Loans  compared to  $287,523,781  at December 31,  2001.  During 2002,
Residential Mortgage Loan purchases were $173,247,015 and principal  collections were $175,375,332.  Management intends to continue to reinvest proceeds received from  repayments of loans by purchasing  additional  Residential  Mortgage Loans from either the Bank or its affiliates.

At  December  31,  2002,  the  Company  had  seven   non-accrual   loans  (loans
contractually  past due 90 days or more or with  respect to which other  factors indicate  that full  payment of  principal  and  interest is  unlikely)  with an aggregate  principal  balance of $1,436,859 (or 0.50% of loans). At December 31,
2001, the Company had six non-accrual loans with an aggregate  principal balance of $1,088,562 (or 0.38% of loans).

At December 31, 2002, the Company had five  delinquent  loans (loans  delinquent
30-89  days) with an  aggregate  principal  balance of  $1,307,482  (or 0.46% of loans).  At December 31, 2001,  the Company had eight  delinquent  loans with an aggregate principal balance of $1,320,986 (or 0.46% of loans).

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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
December 31,  2002,  and the interest  rates on such loans,  anticipated  annual interest income on the Company's loan portfolio was approximately  105.2% of the projected  annual  dividend  on the Series A Preferred  Shares.  There can be no
assurance  that an  interest  rate  environment  in which  there is a  continued
decline in interest  rates would not adversely  affect the Company's  ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company,
to date,  has not used any  derivative  instruments  to manage its interest rate risk.

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

                        Expected Maturity/Repricing Date
----------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
                                  December 31,
-----------------------------------------------------------------------------------
                              2003       2004        2005        2006       2007     Thereafter     Total      Fair                                                                                                             Value
-------------------------  ---------  ----------  ----------  ---------  ---------- ------------  ---------  ---------
Monthly ARMs                 67,406           -           -          -           -            -     67,406     69,689
 Average Interest Rate       3.862%           -           -          -           -            -     3.862%

One-Year ARMs                15,706       1,260           -          -           -            -     16,966     17,281
 Average Interest Rate       5.039%      4.630%           -          -           -            -     5.009%

Three-Year ARMs              17,844       1,402         880          -           -            -     20,126     20,918
 Average Interest Rate       6.690%      6.817%      6.534%          -           -            -     6.692%

Five-Year ARMs               33,161      16,270       5,939        907       2,268            -     58,545     60,130
 Average Interest Rate       6.293%      6.926%      7.397%     6.921%      6.600%            -     6.603%

7/1 ARMs                      3,042       2,518       3,286      7,210           -            -     16,056     16,666
 Average Interest Rate       6.730%      6.732%      6.674%     6.774%           -            -     6.739%

10/1 ARMs                    11,708       9,345       7,647      6,258       6,295       20,788     62,041     64,435
 Average Interest Rate       6.804%      6.855%      6.855%     6.855%      6.923%       6.832%     6.845%

30-Year Fixed Rate            5,083       4,640       4,150      3,712       3,318       23,392     44,295     46,578
 Average Interest Rate       7.102%      7.103%      7.104%     7.104%      7.105%       7.115%     7.110%

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

The Company's exposure to geographic  concentrations directly affects the credit risk of the  Residential  Mortgage  Loans within the  portfolio.  A majority (or
54.0%)  of the  Company's  Residential  Mortgage  Loans  are  loans  secured  by residential real estate  properties  located in the Washington,  DC metropolitan area.  Service  industries  and Federal,  state and local  governments  employ a significant portion of the Washington, DC area labor force. Consequently,  these loans  may be  subject  to a  greater  risk of  default  than  other  comparable residential  mortgage  loans in the  event of  adverse  economic,  political  or business  developments  and  natural  hazards in the region  that may affect the ability  of  residential  property  owners  in the  region to make  payments  of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The  objective  of  liquidity  management  is  to  ensure  the  availability  of sufficient  cash flows to meet all of the Company's  financial  commitments.  In managing  liquidity,  the Company takes into account  various legal  limitations placed  on a REIT as  discussed  in  "Business  - Tax  Status  of the  Company."

The  Company's  principal  liquidity  needs  are  to  fund  the  acquisition  of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay  dividends  on the Series A Preferred  Shares.  The  acquisition  of such
Mortgage  Assets  held by the  Company  will be  funded  with  the  proceeds  of principal  repayments on its current  portfolio of Mortgage Assets.  The Company does not anticipate  that it will have any material  capital  expenditures.  The
Company  believes that cash generated from the payment of principal and interest on its  Mortgage  Asset  portfolio  will  provide  sufficient  funds to meet its operating  requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable  future. The
Company may borrow as it deems necessary.

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to Fiscal Year 2001

The Company  reported net income of $16,497,221  and  $19,696,418  for the years ended  December 31, 2002 and 2001,  respectively.  The decrease in net income is due  primarily  to a decrease in the average  yield and, to a lesser  extent,  a decrease in the average balance of Residential Mortgage Loans.

Interest   income  on  Residential   Mortgage  Loans  totaled   $17,643,920  and
$20,875,203 for the years ended December 31, 2002 and 2001, respectively,  which represents an average yield on such loans of 6.14% and 7.16%, respectively.  The average loan balance of the Residential Mortgage Loan portfolio was $287,453,466 and $291,606,584  for the years ended December 31, 2002 and 2001,  respectively.
The Company would have  recorded an  additional  $56,457 and $37,120 in interest income for the years ended  December  31, 2002 and 2001,  respectively,  had its non-accrual  loans  been  current  in  accordance  with  their  original  terms.

Other  interest  income of $85,483 and $166,221 was  recognized on the Company's interest  bearing  deposits  during the years ended  December 31, 2002 and 2001, respectively.

There were no  provisions  for loan losses  during the years ended  December 31,
2002 and 2001.

The Company  recognized a gain of $21,924 on the sale of one REO property during the year ended December 31, 2001.

Operating  expenses  totaling  $1,232,182  and  $1,356,557  for the years  ended
December 31, 2002 and 2001, respectively,  were comprised of loan servicing fees paid to parent,  advisory fees paid to parent,  directors'  fees and general and administrative  expenses.  Loan  servicing  fees paid to parent of $939,336  and
$1,052,549  for the years ended December 31, 2002 and 2001,  respectively,  were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of Residential  Mortgage  Loans,  pursuant to the Servicing  Agreement.
Advisory  fees paid to parent for the years  ended  December  31,  2002 and 2001 totaled $200,000 for each period.  Directors' fees paid were $30,500 and $29,000 for the years ended  December  31, 2002 and 2001,  respectively,  and  represent compensation to the two independent  members of the Board of Directors.  General and  administrative  expenses  totaled  $62,346  and $75,008 for the years ended
December 31, 2002 and 2001, respectively.

During the year ended  December  31,  2002,  the  Company's  Board of  Directors
declared cash dividends of  $15,562,500,  representing  $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2002,  the Company's  Board of Directors declared cash dividends of $11,000 per share of Common Stock,  $934,721 of which was paid out of the  retained  earnings of the Company and $165,279 of which was treated as a return of capital.

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

Operating  expenses  totaling  $1,356,557  and  $1,383,421  for the years  ended
December 31, 2001 and 2000, respectively,  were comprised of loan servicing fees paid to parent,  advisory fees paid to parent,  directors'  fees and general and administrative  expenses.  Loan  servicing fees paid to parent of $1,052,549 and
$1,088,694  for the years ended December 31, 2001 and 2000,  respectively,  were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of Residential  Mortgage  Loans,  pursuant to the Servicing  Agreement.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

                                                                            Page
                                                                            ----
(a)Report of Independent Auditors............................................F-2

(b)Statements of Financial Condition at December 31, 2002 and 2001...........F-3

(c)Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000..........................................F-4

(d)Statements of Stockholders' Equity for the Years Ended
   December 31, 2002, 2001 and 2000..........................................F-5

(e)Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000..........................................F-6
(f)Notes to Financial Statements.............................................F-7

                                      F-1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statement of financial condition of Chevy Chase
Preferred  Capital  Corporation  (the  "Company," a Maryland  corporation) as of
December 31,  2002,  and the related  statements  of  operations,  stockholders'
equity and cash flows for the year then ended.  These  financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these  financial  statements  based on our  audit.  The  financial statements  of the  Company  as of  December  31,  2001 and for the years  ended
December  31,  2001 and 2000,  were  audited by other  auditors  who have ceased operations  and whose  report dated March 13,  2002,  expressed  an  unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards  generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by  management,  as well as  evaluating  the  overall  financial  statement presentation.  We believe  that our audit  provides a  reasonable  basis for our opinion.

In our opinion,  the 2002 financial statements referred to above present fairly, in all material  respects,  the financial position of the Company as of December
31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting  principles generally accepted in the United
States.

McLean, Virginia
February 24, 2003

                                      F-2

                                     CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                         STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                               --------------------------------------
                                                      2002                   2001
                                               ------------------  ------------------

                                     ASSETS

Cash and interest-bearing deposits                 $  2,986,496        $  5,764,867
Residential mortgage loans (net of allowance
   for loan losses of $40,333 for both years)       285,395,464         287,523,781
Accounts receivable from parent                      15,297,140          11,825,608
Accrued interest receivable                           1,138,246           1,196,337
Prepaid expenses                                          8,000               8,000
                                              ------------------  ------------------

Total assets                                       $304,825,346        $306,318,593
                                              ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                   $        -          $     69,050
Dividends payable to parent                           1,100,000           2,700,000
Dividends payable to others                           3,890,625           3,890,625
                                              ------------------  ------------------

Total liabilities                                     4,990,625           6,659,675
                                              ------------------  ------------------

Preferred Stock, 10,000,000 shares authorized
  10 3/8 % Noncumulative Exchangeable
  Preferred Stock, $5 par value,
   3,000,000
  shares issued and outstanding
  (liquidation value of $150,000,000
  plus accrued and unpaid dividends)                 15,000,000          15,000,000
Common Stock, $1 par value
  1,000 shares authorized, 100 shares
  issued and outstanding                                    100                 100
Capital contributed in excess of par                284,834,621         284,658,818
                                              ------------------  ------------------
Total stockholders' equity                          299,834,721         299,658,918
                                              ------------------  ------------------

Total liabilities and stockholders' equity         $304,825,346        $306,318,593
                                              ==================  ==================

 The accompanying Notes to Financial Statements are an integral part of these statements.

                                       F-3

                          CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                   STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                          -------------------------------------------------
                                               2002             2001             2000
                                          ---------------  ---------------  ---------------
Interest income:
Residential mortgage loans                  $ 17,643,920     $ 20,875,203     $ 22,011,411
Other                                             85,483          166,221          178,214
                                          ---------------  ---------------  ---------------

         Total interest income                17,729,403       21,041,424       22,189,625

Gain on sale of real estate acquired in
         settlement of loans, net                      -           21,924           20,209
                                          ---------------  ---------------  ---------------

         Total operating income               17,729,403       21,063,348       22,209,834
                                          ---------------  ---------------  ---------------

Operating expenses:
Loan servicing fees-parent                       939,336        1,052,549        1,088,694
Advisory fees-parent                             200,000          200,000          200,000
Directors' fees                                   30,500           29,000           29,000
General and administrative                        62,346           75,008           65,727
                                          ---------------  ---------------  ---------------
      Total operating expenses                 1,232,182        1,356,557        1,383,421
                                          ---------------  ---------------  ---------------

      Income before income taxes              16,497,221       19,706,791       20,826,413
Provision for income taxes                             -           10,373           15,168
                                          ---------------  ---------------  ---------------

NET INCOME                                  $ 16,497,221     $ 19,696,418     $ 20,811,245
                                          ===============  ===============  ===============

PREFERRED STOCK
  DIVIDENDS                                   15,562,500       15,562,500       15,562,500
                                          ---------------  ---------------  ---------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER                        $    934,721     $  4,133,918     $  5,248,745
                                          ===============  ===============  ===============

EARNINGS PER COMMON
  SHARE                                     $   9,347.21     $  41,339.18     $  52,487.45
                                          ===============  ===============  ===============

 The accompanying Notes to Financial Statements are an integral part of these statements.

                                       F-4

                                          CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                             STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Capital
                                                                           Contributed
                                          Preferred         Common          in Excess         Retained       Stockholders'
                                            Stock           Stock            of Par           Earnings           Equity
                                       ---------------- --------------- ------------------ ---------------- -----------------

Balance, December 31, 1999              $ 15,000,000       $    100        $284,830,286          $     -     $ 299,830,386

 Capital contribution from
    common stockholder                              -              -            169,614                -           169,614
 Net income                                         -              -                  -       20,811,245        20,811,245
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                       -              -                  -      (15,562,500)      (15,562,500)
 Dividends on common stock                          -              -             (1,255)      (5,248,745)       (5,250,000)
                                       ---------------- --------------- ------------------ ---------------- -----------------

Balance, December 31, 2000                15,000,000            100        284,998,645                -       299,998,745

 Capital contribution from
    common stockholder                              -              -              1,255                -             1,255
 Net income                                         -              -                  -       19,696,418        19,696,418
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                       -              -                  -      (15,562,500)      (15,562,500)
 Dividends on common stock                          -              -           (341,082)      (4,133,918)       (4,475,000)
                                       ---------------- --------------- ------------------ ---------------- -----------------

Balance, December 31, 2001                15,000,000             100        284,658,818            -           299,658,918

 Capital contribution from
    common stockholder                              -              -            341,082                -           341,082
 Net income                                         -              -                  -       16,497,221        16,497,221
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                       -              -                  -      (15,562,500)      (15,562,500)
 Dividends on common stock                          -              -           (165,279)        (934,721)       (1,100,000)
                                       ---------------- --------------- ------------------ ---------------- -----------------

 Balance, December 31, 2002              $ 15,000,000       $    100       $284,834,621      $         -     $  299,834,721
                                       ================ =============== ================== ================ =================

 The accompanying Notes to Financial Statements are an integral part of these statements.
                                       F-5

                                         CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                                  STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                                    2002           2001          2000
                                                               -------------  -------------  -------------
Cash flows from operating activities:

Net income                                                     $ 16,497,221   $ 19,696,418    $20,811,245

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:

      Gain on sale of real estate acquired in settlement of
           loans, net                                                     -        (21,924)       (20,209)
      (Increase) decrease in accounts receivable from parent     (3,471,532)    (9,305,943)     1,079,869
      (Increase) decrease in accrued interest receivable             58,091        408,642       (333,617)
       Decrease in accounts payable to parent                             -              -       (272,346)
       Increase (decrease) in accounts payable to others and
          accrued expenses                                          (69,050)       (58,351)        73,782
                                                               -------------  -------------  -------------

      Net cash provided by operating activities                  13,014,730     10,718,842     21,338,724
                                                               -------------  -------------  -------------

Cash flows from investing activities:

Purchases of residential mortgage loans                        (173,247,015)   (97,217,311)   (45,942,919)
Repayments of residential mortgage loans                        175,375,332    107,838,559     42,653,845
Net proceeds from sale of real estate acquired in
    settlement of loans                                                   -        138,330        243,678
                                                               -------------  -------------  -------------
      Net cash provided by (used in) investing activities         2,128,317     10,759,578     (3,045,396)
                                                               -------------  -------------  -------------
Cash flows from financing activities:

Capital contribution from common stockholder                        341,082          1,255        169,614
Dividends paid on preferred stock                               (15,562,500)   (15,562,500)   (15,562,500)
Dividends paid on common stock                                   (2,700,000)    (5,275,000)    (4,850,000)
                                                               -------------  -------------  -------------
      Net cash used in financing activities                     (17,921,418)   (20,836,245)   (20,242,886)
                                                               -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents             (2,778,371)       642,175     (1,949,558)

Cash and cash equivalents at beginning of year                    5,764,867      5,122,692      7,072,250
                                                               -------------  -------------  -------------
Cash and cash equivalents at end of year                        $ 2,986,496   $  5,764,867    $ 5,122,692
                                                               =============  =============  =============
Supplemental disclosures of cash flow information:
     Income taxes paid during the year                          $         -   $     10,373    $    15,168
                                                               =============  =============  =============
Supplemental disclosures of non-cash activities:
     Net transfer of loans receivable to real
       estate acquired in settlement of loans                   $         -   $          -    $   339,875
                                                               =============  =============  =============

 The accompanying Notes to Financial Statements are an integral part of these statements.
                                       F-6

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 and 2000

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
December 31, 2002 and 2001 totaling  $1,436,859  and  $1,088,562,  respectively.

Allowance for Loan Losses:

Management periodically reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending  areas,  delinquency  statistics and past loss  experience.  The  allowance  for loan  losses  is based on  estimates  and ultimate losses may vary from current estimates. As adjustments to the allowance become  necessary,  provisions  for losses are  reported  in  operations  in the periods they are determined to be necessary.

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

Dividends:

Preferred  Stock.  Dividends  on the Series A Preferred  Shares are payable at a rate of 10 3/8 % per annum of the  liquidation  preference  (an amount  equal to
$5.1875 per annum per share), if, when and as declared by the Board of Directors of the Company.  Dividends  are not  cumulative  and, if  declared,  are payable quarterly in arrears on the fifteenth day of January, April, July and October or the next business day when the fifteenth falls on a weekend or holiday.

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

During the year ended December 31, 2000, the Company recognized capital gains of
$20,209 on the sale of two REO properties.  As a result, the Company incurred an income tax  liability for the year ended  December 31, 2000 of $7,073,  of which
$2,373 was paid  subsequent to December 31, 2000.  In addition,  during the year ended  December  31, 2000,  the Company paid an income tax  liability of $10,468 related to gains of $29,909  recognized on sales of five REO  properties  during the year ended December 31, 1999.

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate  mortgages ("ARMs") and 30 year fixed-rate mortgages.  The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years,  five years,  seven years or ten years) and which adjust thereafter based on the margin, index and frequency, specified  in the  related  mortgage  note,  subject to  periodic  and  lifetime interest rate caps.  The  following  table shows the  residential  mortgage loan portfolio by type at the dates indicated:

                                                    December 31,
                                          --------------------------------
                                                2002             2001
                                          ---------------  ---------------
         Monthly ARMs                      $  67,406,366    $  79,541,872
         One-Year ARMs                        16,966,406       21,583,666
         Three-Year ARMs                      20,126,451       19,462,468
         Five-Year ARMs                       58,544,908       49,804,806
         7/1 ARMs                             16,056,192        8,378,308
         10/1 ARMs                            62,040,642       99,255,916
         30 Year Fixed-Rate                   44,294,832        9,537,078
                                          ---------------  ---------------
              Total                          285,435,797      287,564,114
         Less:
              Allowance for loan losses           40,333           40,333
                                          ---------------  ---------------
              Total                        $ 285,395,464    $ 287,523,781
                                          ===============  ===============

NOTE 3 - RESIDENTIAL MORTGAGE LOANS (Continued):

Each of the  mortgage  loans is  secured by a  mortgage,  deed of trust or other security  instrument  which  created a first lien on the  residential  dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

Activity in the allowance for loan losses is summarized as follows:
                                         Year Ended December 31,
                                     -------------------------------
                                        2002      2001       2000
                                     ---------  ---------  ---------

      Beginning balance              $ 40,333   $ 40,333   $ 40,333

           Provision for losses             -          -          -
           Charge-offs                      -          -          -
                                     ---------  ---------  ---------
      Ending balance                 $ 40,333   $ 40,333   $ 40,333
                                     =========  =========  =========

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

     If redeemed during the
        12-month period                              Redemption
      beginning January 15,                            Price
    ---------------------------                  ----------------
              2007                                 $  52.594
              2008                                    52.075
              2009                                    51.556
              2010                                    51.038
              2011                                    50.519
      2012 and thereafter                             50.000

NOTE 6 - DIVIDENDS:

During the year ended  December  31,  2002,  the  Company's  Board of  Directors
declared  $15,562,500 of preferred stock  dividends out of retained  earnings of the Company. The Company's Board of Directors also declared $1,100,000 of common stock dividends,  $934,721 of which was paid out of the retained earnings of the
Company  and  $165,279  of which was  treated as a return of  capital.  Of these amounts,  preferred  stock dividends of $3,890,625 and common stock dividends of
$1,100,000 were paid subsequent to December 31, 2002.

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
the years ended December 31, 2002,  2001 and 2000 totaled  $939,336,  $1,052,549 and $1,088,694 respectively.

The Company had cash  balances of $2,986,496  and  $5,764,867 as of December 31,
2002 and 2001,  respectively,  held in various  deposit  accounts with the Bank.
Interest  earned on these  accounts was  $85,483,  $166,221 and $178,214 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

The estimated fair values of the Company's financial instruments at December 31,
2002 and 2001 are as follows:

                                                December 31, 2002
                                      ------------------------------------------
                                           Carrying                  Fair
                                            Amount                   Value
                                      -----------------       ------------------
Financial assets:
 Cash and interest-bearing deposits      $ 2,986,496              $ 2,986,496
 Residential mortgage loans, net         285,395,464              295,657,000
 Other financial assets                   16,435,386               16,435,386

  Financial liabilities                    4,990,625                4,990,625

                                                   December 31, 2001
                                      ------------------------------------------
                                           Carrying                  Fair
                                            Amount                   Value
                                      -----------------       ------------------
Financial assets:
 Cash and interest-bearing deposits      $ 5,764,867              $ 5,764,867
 Residential mortgage loans, net         287,523,781              295,779,000
 Other financial assets                   13,021,945               13,021,945

  Financial liabilities                    6,590,625                6,590,625

The  following  methods and  assumptions  were used to  estimate  the fair value amounts at December 31, 2002 and 2001.

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

Financial liabilities:

The carrying  amounts of dividends  payable to parent and  dividends  payable to others approximate fair value.

NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited)

The  quarterly  financial  data of the Company  herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition
and Results of  Operations"  and the  financial  statements  included  elsewhere herein.

                                                                 2002
                                                         For the quarter ended
                                     --------------------------------------------------------------
                                        March 31         June 30      September 30    December 31
                                     --------------  --------------  --------------  --------------
OPERATING DATA:

   Interest income                    $  4,543,478    $  4,534,547    $  4,388,190    $  4,263,188
   Provision for loan losses                     -               -               -               -
                                     --------------  --------------  --------------  --------------
      Total interest income after
         provision for loan losses       4,543,478       4,534,547       4,388,190       4,263,188

   Operating expenses                     (315,956)       (311,632)       (302,774)       (301,820)
Provision for income taxes                       -               -               -               -
                                     --------------  --------------  --------------  --------------
      Net income                      $  4,227,522    $  4,222,915    $  4,085,416    $  3,961,368
                                     ==============  ==============  ==============  ==============
  Earnings available to common
         stockholders                 $    336,897     $   332,290    $    194,791    $     70,743
  Earnings per common share           $   3,368.97     $  3,322.90    $   1,947.91    $     707.43

                                                                2001
                                                        For the quarter ended
                                     --------------------------------------------------------------
                                        March 31        June 30       September 30    December 31
                                     --------------  --------------  --------------  --------------
OPERATING DATA:

   Interest income                    $  5,586,068    $  5,449,430    $  5,218,240      $4,787,686
   Provision for loan losses                     -               -               -               -
                                     --------------  --------------  --------------  --------------
      Total interest income after
         provision for loan losses       5,586,068       5,449,430       5,218,240       4,787,686

   Gain on sale of real estate acquired
       in settlement of loans, net          21,924               -               -               -
   Operating expenses                     (335,392)       (341,549)       (338,365)       (341,251)
Provision for income taxes                  (2,300)              -          (8,073)              -
                                     --------------  --------------  --------------  --------------
       Net income                     $  5,270,300    $  5,107,881    $  4,871,802    $  4,446,435
                                     ==============  ==============  ==============  ==============
  Earnings available to common        $  1,379,675    $  1,217,256    $    981,177    $    555,810
         stockholders
  Earnings per common share           $  13,796.75    $   12,172.56   $   9,811.77    $   5,558.10

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

A current  report on Form 8-K,  dated August 13, 2002,  was filed by the Company with  the SEC  reporting  the  Company  had  dismissed  Arthur  Andersen  LLP as independent  auditors of the Company and engaged Ernst and Young LLP to serve as independent  auditors to audit the  financial  statements of the Company for the year ending December 31, 2002. (Item reported: Item 4)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors currently consists of six members,  two of whom are Independent Directors.  Each director was elected to serve for a term of one year and until his  successor  shall have been duly  elected and  qualified.  H.
Gregory Platts was elected to the Board of Directors  effective  January 2, 2003 following the  resignation of John J. O'Connor III effective  December 31, 2002.
The Board of Directors  met four times during the year ended 2002 and all of its members attended at least 50% of the meetings.  The Company  currently has eight officers.  The Company has no other  employees and does not  anticipate  that it will require additional employees.

The following persons are the Company's current directors and/or executive officers:

Name                          Age          Position and Offices Held
--------------------------------------------------------------------------------

B. Francis Saul II.............70  Chairman of the Board, President and Chief
                                      Executive Officer
Alexander R. M. Boyle..........65  Director
Stephen R. Halpin, Jr..........47  Executive Vice President, Chief Financial
                                      Officer, Treasurer and Director
R. Timothy Hanlon..............66  Executive Vice President, General Counsel and
                                      Director
N. Alexander MacColl, Jr.......68  Director

H. Gregory Platts..............55  Director

The following is a summary of the  experience of the executive  officers  and/or directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief  Executive  Officer
of the Bank.  He also has been  President and Chief  Operating  Officer of B. F.
Saul Company since 1969.  Mr. Saul has served as the Chairman of B. F. Saul Real
Estate  Investment  Trust since 1969 and as a trustee  since 1964.  He is also a director of Derwood  Investment  Corporation.  At December 31, 2002,  B. F. Saul
Real Estate Investment Trust and Derwood Investment  Corporation owned of record
80% and 16%,  respectively,  of the Bank's outstanding common stock. Mr. Saul is also  Chairman of the Board of  Directors of Chevy Chase  Financial  Limited and
Chevy Chase  Property  Company  Limited.  He serves as Chairman of the Board and
Chief Executive  Officer of Saul Centers,  Inc., a public real estate investment trust. Mr. Saul also serves as a Trustee of the National  Geographic  Society, a member of the Trustees  Council of the  National  Gallery of Art and an Honorary
Trustee of the Brookings Institute.  In addition,  Mr. Saul is Director Emeritus of  Colonial  Williamsburg  Hotel  Properties,  Inc.,  a  member  of the  Folger
Shakespeare  Library  and the Board of  Visitors  and  Governors  of  Washington
College.

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

R.  TIMOTHY  HANLON  joined the Bank as  Executive  Vice  President  and General
Counsel in March 2002.  Prior to joining the Bank,  Mr.  Hanlon was a partner in the Shaw Pittman LLP law firm in  Washington,  DC,  where he practiced  law from
1964 to 2002.

N. ALEXANDER MACCOLL, JR. was a Senior Vice President of the Union Trust Company
Loan  Production  Office  from 1982  until  1990 when he  retired.  He served as
Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position  at  Colonial  Bancorp.,  he  served as Second  Vice  President  of the
National Bank of Detroit from 1962 until 1977.

H. GREGORY PLATTS currently serves as Senior Vice President and Treasurer of the
National Geographic Society. Prior to joining the National Geographic Society in
1980,  Mr.  Platts  served as a trust  investment  officer  with the Union Trust
Company and First  American  Bank in  Washington,  DC from 1972 until 1978.  Mr.
Platts  currently  serves  on the  boards  of the  National  Geographic  Society
Education  Foundation,  St. Albans School, and Decatur House. He has served as a director  and  president  of the  Washington  Society  of  Investment  Analysts,
chairman of the  American  Red Cross Blood  Services  mid-Atlantic  region,  and trustee of Westmoreland Congregational Church in Bethesda. He has also served on the boards of the National Presbyterian School, the Edes Home in Georgetown, the
Friends of Fort Dupont, and the Bulldog Hockey Club.

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent  accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls.  The audit committee is comprised of the Company's Independent Directors, H. Gregory Platts and N. Alexander MacColl,
Jr. The audit committee met three times during 2002.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended
December 31, 2002, all of its officers,  directors and ten percent  shareholders complied  with all Section  16(a) filing  requirements  applicable  to them with respect to transactions during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

Since the  Company's  inception on November 5, 1996,  no  compensation  has been awarded to, earned by or paid to any of the Company's  directors (other than its
Independent  Directors),  officers or employees.  The Company does not intend to pay  any  compensation  to any of its  directors  (other  than  its  Independent
Directors),  officers or employees.  The Company pays the Independent  Directors annual compensation of $10,000,  plus a fee of $750 for attendance (in person or by  telephone) at each meeting of the Board of Directors and each meeting of the
Audit  Committee.  In 2002, each of the Independent  Directors earned $5,250 for attending  four Board of Directors  and three  meetings of the Audit  Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  Company had no  compensation  plan under  which its equity  securities  are authorized for issuance.  The following  table sets forth, as of March 15, 2003, the number and  percentage  of  outstanding  shares of Common Stock and Series A
Preferred Shares  beneficially  owned by (i) all persons known by the Company to own more than five  percent of such shares;  (ii) each  director of the Company;
(iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group.  The persons or entities named in the table have sole voting and sole  investment  power with  respect to each of the shares beneficially  owned by such person or entity.  The calculations  were based on a total of 100 shares of Common  Stock and  3,000,000  Series A  Preferred  Shares
outstanding as of March 15, 2003.

Names and Address of                        Amount of Beneficial    Percent of Class of
Beneficial Owner (1)                             Ownership         Outstanding Shares
----------------------------------------  -----------------------  ---------------------
Chevy Chase Bank, F.S.B.                           100                 Common - 100%

B. Francis Saul II (2)(3)                            0                      0%

Alexander R. M. Boyle (2)                            0                      0%

Stephen R. Halpin, Jr. (2)(3)                    1,000              Preferred - 0.033%

R. Timothy Hanlon (2)(3)                             0                      0%

N. Alexander MacColl, Jr. (2)                        0                      0%

H. Gregory Platts (2)                                0                      0%
    All directors and executive officers
        as a group (6 persons)                   1,000              Preferred - 0.033%

----------------------------------
(1) The address of each beneficial owner is 7501 Wisconsin Avenue, Bethesda, Maryland  20814.
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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection  with the Advisory  Agreement.  Advisory fees paid to the Bank for the year ended December 31, 2002 totaled $200,000.  See "Business -
The Advisor."

The Bank  services the  Residential  Mortgage  Loans  included in the  Company's portfolio  and is  entitled to receive  fees in  connection  with the  Servicing
Agreement.  Loan servicing fees paid to the Bank for the year ended December 31,
2002 totaled $939,336. See "Business - Servicing."

The Company  had cash  balances of  $2,986,496  as of December  31, 2002 held in various  deposit  accounts with the Bank.  Interest earned on these accounts was
$85,483 for the year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

There have been no significant changes in the Company's internal controls, or in other factors that could significantly  affect internal controls,  subsequent to the date the Company carried out its evaluations.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Company are included in Item
       8 of this report:

       Report of Independent Auditors
       Statements of Financial Condition at December 31, 2002 and 2001
       Statements of Operations for the Years Ended December 31, 2002, 2001 and
        2000
       Statements of Stockholders' Equity for the Years Ended December 31, 2002,
        2001 and 2000
       Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and
        2000

       Notes to Financial Statements

(a)(2)
All other schedules for which provision is made in the applicable accounting of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)(3)    Exhibits:

3.1  Articles of Incorporation of the Company, as amended(incorporated herein by reference to Exhibit 3.1 of the Company's 1996 Annual Report on Form 10-K).

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

10.3 Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company's 1996 Annual Report on Form 10-K)

*12.1 Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.

(b)   No reports on Form 8-K were issued during the three months ended December
      31, 2002.

*Filed herewith.

EXHIBIT 12.1

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                   AND PREFERRED STOCK DIVIDEND REQUIREMENTS

----------------------------------------------------------------------------------------------------------------------
                                          (in thousands, except ratio data)
                                                           As of or for the year ended December 31,
                                          ----------------------------------------------------------------------------

                                                2002            2001           2000            1999            1998
                                          --------------- --------------- --------------- --------------- ---------------

Net income                                       $16,497         $19,696         $20,811         $20,083         $21,369
Fixed charges                                         -               -               -               -               -
                                          --------------- --------------- --------------- --------------- ---------------
Earnings before fixed charges                    $16,497         $19,696         $20,811         $20,083         $21,369
                                          =============== =============== =============== =============== ===============

Fixed charges, as above                          $    -          $   -           $    -          $    -          $    -
Preferred stock dividend requirements             15,563          15,563          15,563          15,563          15,563
                                          --------------- --------------- --------------- --------------- ----------------
Fixed charges including preferred stock          $15,563         $15,563         $15,563         $15,563               $
   dividends                              =============== =============== =============== =============== ================

Ratio of earnings to fixed charges and
   Preferred stock dividend requirements            1.06            1.27           1.34            1.29          1.37

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chevy Chase, Maryland on
March 27, 2003.

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

March 27, 2003                  By:  /s/ Alexander R. M. Boyle
                                     -------------------------------------
                                     Alexander R. M. Boyle
                                     Director

March 27, 2003                  By:  /s/ Joel A. Friedman
                                     ----------------------------------------
                                     Joel A. Friedman
                                     Senior Vice President and
                                     Controller
                                     (Principal Accounting Officer)

March 27, 2003                  By:  /s/ Stephen R. Halpin, Jr.
                                     ----------------------------------------
                                     Stephen R. Halpin, Jr.
                                     Director,
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

March 27, 2003                   By: /s/ R. Timothy Hanlon
                                     ---------------------
                                     R. Timothy Hanlon
                                     Director, Executive Vice President and
                                     General Counsel

March 27, 2003                   By:  /s/ N. Alexander MacColl, Jr.
                                      --------------------------------------
                                      N. Alexander MacColl, Jr.
                                      Director

March 27, 2003                    By:  /s/ H. Gregory Platts
                                       -------------------------------------
                                       H/ Gregory Platts
                                       Director

March 27, 2003                    By:  /s/ B. Francis Saul II
                                       --------------------------------------
                                       B. Francis Saul II
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                  CERTIFICATION

I, B. Francis Saul II, certify that:

     1.   I have  reviewed  this annual  report on Form 10-K for the year ending
          December  31, 2002 (the  "Annual  Report")  of Chevy  Chase  Preferred
          Capital Corporation;

     2.   Based on my knowledge,  this Annual Report does not contain any untrue statement  of a  material  fact  or  omit to  state  a  material  fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the  period  covered  by  this  Annual  Report;  and

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this  Annual  Report,  fairly  present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this Annual Report.

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this
               Annual Report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing  date of  this  Annual  Report  (the  "Evaluation  Date");
               and

          c)   presented  in  this  Annual  Report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee  of  registrant's  board of trustees (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this
     Annual Report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

March 27, 2003                 /s/ B. FRANCIS SAUL, II
                               --------------------------------------
                               B. Francis Saul, II
                               Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.   I have  reviewed  this  annual  report  on Form  10-K for the  year  ending
     December 31, 2002 (the "Annual  Report") of Chevy Chase  Preferred  Capital
     Corporation;

2.   Based on my  knowledge,  this  Annual  Report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this Annual Report; and

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this Annual Report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in  Exchange  Act Rules  13a-14 and 15d-14)  for the  registrant  and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this Annual Report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee  of  registrant's  board of trustees (or persons  performing  the equivalent functions):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this
     Annual Report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

March 27, 2003              /s/ STEPHEN R. HALPIN, JR.
                            -----------------------------------------------
                            Stephen R. Halpin, Jr.
                            Executive Vice President and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The  undersigned,  B. Francis  Saul II, the  Chairman  and Chief  Executive
     Officer of Chevy Chase Preferred Capital  Corporation (the "Company"),  has
     executed  this  certification  in  connection  with  the  filing  with  the
     Securities and Exchange  Commission of the Company's  Annual Report on Form
     10-K for the year ending December 31, 2002 (the "Report").  The undersigned hereby certifies that:

     (1)  the Report fully  complies with the  requirements  of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  the  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company.

March 27, 2003               /s/  B. FRANCIS SAUL, II
                             -------------------------------------
                             B. Francis Saul, II
                             Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          The undersigned,  Stephen R. Halpin, Jr., the Executive Vice President
     and Chief Financial  Officer of Chevy Chase Preferred  Capital  Corporation
     (the  "Company"),  has executed this  certification  in connection with the filing with the Securities and Exchange  Commission of the Company's Annual
     Report on Form 10-K for the year ending  December 31, 2002 (the  "Report").
     The undersigned hereby certifies that:

     (1)  the Report fully  complies with the  requirements  of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  the  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company.

March 27, 2003          /s/ STEPHEN R. HALPIN, JR.
                        --------------------------------------------------
                        Stephen R. Halpin, Jr.
                        Executive Vice President and Chief Financial Officer