Form 10-Q
period 2003-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2003-05-15
CIK 1021179

                                   CHEVY CHASE
                          PREFERRED CAPITAL CORPORATION
                                    FORM 10-Q
                                 March 31, 2003

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the  registrant's  sole class of common stock was 100 shares, $1 par value, as of April 30, 2003.

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
   (a)Statements of Financial Condition at March 31, 2003 and
       December 31, 2002.......................................................2
   (b)Statements of Operations for the Three Months Ended
       March 31, 2003 and 2002 ................................................3
   (c)Statement of Stockholders' Equity for the Three Months
       Ended March 31, 2003....................................................4
   (d)Statements of Cash Flows for the Three Months Ended
       March 31, 2003 and 2002 ................................................5
   (e)Notes to Financial Statements............................................6

Item 2. Management's Discussion and Analysis of Financial

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Changes in Securities.................................................12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

                                     PART I

ITEM 1. Financial Statements

The following unaudited financial  statements and notes of Chevy Chase Preferred
Capital  Corporation  (the  "Company")  have been  prepared in  accordance  with generally accepted accounting principles for interim financial  information.  In the opinion of management,  all adjustments necessary for a fair presentation of the  financial  position and the results of  operations  for the interim  period presented have been  included.  Such  unaudited  financial  statements and notes should be read in conjunction with the Company's financial  statements and notes for the year ended December 31, 2002 included in the Company's  Annual Report on
Form 10-K (File No. 333-10495) filed with the Securities and Exchange Commission on March 27, 2003 (the "2002 10-K").

                                      -1-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                      STATEMENTS OF FINANCIAL CONDITION

                                                    March 31,       December 31,
                                                      2003              2002
                                                 -------------     -------------
                                                  (Unaudited)
                                     ASSETS

Cash and interest-bearing deposits               $  2,205,327      $  2,986,496
Residential mortgage loans (net of allowance
 for losses of $40,333 for both periods)          286,631,729       285,395,464
Accounts receivable from parent                    14,030,066        15,297,140
Accrued interest receivable                         1,097,936         1,138,246
Prepaid expenses                                       34,250             8,000
                                                 -------------     -------------
    Total assets                                  $303,999,308      $304,825,346
                                                 =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                       $     50,000      $        -
Accrued expenses and accounts payable to others        11,766               -
Dividends payable to parent                               -           1,100,000
Dividends payable to others                         3,890,625         3,890,625
                                                 -------------     -------------
   Total liabilities                                3,952,391         4,990,625
                                                 -------------     -------------
 Preferred Stock, 10,000,000 shares authorized:
 10 3/8% Noncumulative Exchangeable Preferred
 Stock, $5 par value, 3,000,000 shares issued
 and outstanding (liquidation value of
 $150,000,000 plus accrued and unpaid dividends)   15,000,000        15,000,000
Common stock, $1 par value, 1,000 shares
 authorized, 100 shares issued and outstanding            100               100
Capital contributed in excess of par              284,999,900       284,834,621
Retained earnings                                      46,917               -
                                                 -------------     -------------
   Total stockholders' equity                     300,046,917       299,834,721
                                                 -------------     -------------
   Total liabilities and stockholders' equity    $303,999,308      $304,825,346
                                                 =============     =============

               See the accompanying Notes to Financial Statements.
                                      -2-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                          --------------------------------------
                                                 2003                2002
                                          ------------------  ------------------
  Interest Income
     Residential mortgage loans               $  4,241,772        $  4,513,523
     Other                                           9,988              29,955
                                          ------------------  ------------------
       Total interest income                     4,251,760           4,543,478

  Operating Expenses
     Loan servicing fees paid to parent            226,608             240,684
     Advisory fees paid to parent                   50,000              50,000
     Directors fees                                  8,000               8,000
     General and administrative                     29,610              17,272
                                          ------------------  ------------------
       Total operating expenses                    314,218             315,956
                                          ------------------  ------------------

  NET INCOME                                  $  3,937,542        $  4,227,522
                                          ==================  ==================

  PREFERRED STOCK DIVIDENDS                      3,890,625           3,890,625
                                          ------------------  ------------------
  EARNINGS AVAILABLE TO
     COMMON STOCKHOLDER                       $     46,917        $    336,897
                                          ==================  ==================

  EARNINGS PER COMMON SHARE                   $     469.17        $   3,368.97
                                          ==================  ==================

               See the accompanying Notes to Financial Statements.
                                      -3-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                      Capital
                                                    Contributed                    Total
                              Preferred    Common    In Excess      Retained    Stockholders'
                                Stock       Stock     of Par        Earnings       Equity
                             -----------    ----   ------------   ------------  -------------
Balance, December 31, 2002   $15,000,000    $100   $284,834,621    $      -     $299,834,721

Net income                           -       -              -       3,937,542      3,937,542

Capital contribution from
 common stockholder                  -       -          165,279           -          165,279

Dividends on 10 3/8%
 Noncumulative Exchangeable
 Preferred Stock, Series A           -       -               -     (3,890,625)    (3,890,625)
                             -----------    ----    ------------  ------------  -------------
Balance, March 31, 2003      $15,000,000    $100    $284,999,900   $   46,917   $300,046,917
                             ===========    ====    ============  ============  =============

               See the accompanying Notes to Financial Statements.
                                      -4-

                   CHEVY CHASE PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        2003           2002
                                                    -------------  -------------
Cash flows from operating activities:

Net income                                           $ 3,937,542    $ 4,227,522
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Decrease in accounts receivable from parent          1,267,074      2,483,042
  (Increase) decrease in accrued interest receivable      40,310       (111,726)
  Increase in prepaid expenses                           (26,250)        (3,097)
  Increase (decrease) in accrued expenses and                                                             )
   accounts payable                                       61,766        (39,950)
  Increase in accounts payable to parent                     -           22,825
                                                    -------------  -------------
    Net cash provided by operating activities          5,280,442      6,578,616
                                                    -------------  -------------
Cash flows from investing activities:
  Purchases of residential mortgage loans            (55,709,307)   (42,897,263)
  Repayments of residential mortgage loans            54,473,042     39,290,624
                                                    -------------  -------------
    Net cash used in investing activities             (1,236,265)    (3,606,639)
                                                    -------------  -------------
Cash flows from financing activities:

  Capital contribution from common stockholder           165,279        341,082
  Dividends paid on preferred stock                   (3,890,625)    (3,890,625)
  Dividends paid on common stock                      (1,100,000)    (2,700,000)
                                                    -------------  -------------
    Net cash used in financing activities             (4,825,346)    (6,249,543)
                                                    -------------  -------------
Net decrease in cash and cash equivalents               (781,169)    (3,277,566)
Cash and cash equivalents at beginning of period       2,986,496      5,764,867
                                                    -------------  -------------
Cash and cash equivalents at end of period           $ 2,205,327    $ 2,487,301
                                                    =============  =============

               See the accompanying Notes to Financial Statements.
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

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages ("ARMs"), and 30 year fixed-rate mortgages.  The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years,  five years,  seven years or ten years) and which adjust thereafter based on the margin, index and frequency, specified  in the  related  mortgage  note,  subject to  periodic  and  lifetime interest rate caps. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective  jurisdictions.  The following table shows the  residential  mortgage  loan  portfolio  by  type  at the  dates  indicated:

                                    March 31,          December 31,
                                      2003                2002
                                 --------------      --------------
    Monthly ARMs                  $ 62,535,604        $ 67,406,366
    One-year ARMs                   16,514,606          16,966,406
    Three-year ARMs                 18,644,623          20,126,451
    Five-year ARMs                  57,289,431          58,544,908
    7/1 ARMs                        16,421,009          16,056,192
    10/1 ARMs                       59,466,825          62,040,642
    30 year fixed-rate              55,799,964          44,294,832
                                 --------------      --------------
      Total                        286,672,062         285,435,797
    Less:
      Allowance for loan losses         40,333              40,333
                                 --------------      --------------
        Total                     $286,631,729        $285,395,464
                                 ==============      ==============

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

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2003,  the Company's  Board of Directors declared a cash dividend of $3,890,625 on the Company's  preferred stock, out of the retained earnings of the Company. The dividend was paid on April 15, 2003.

There were no common dividends  declared during the three months ended March 31,
2003.

ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations

FINANCIAL CONDITION

Residential Mortgage Loans

At March 31, 2003 and  December  31,  2002,  the Company  had  $286,631,729  and
$285,395,464,  respectively,  invested in loans  secured by first  mortgages  or deeds of trust on single-family residential real estate properties ("Residential
Mortgage  Loans").  During the three months  ended March 31,  2003,  Residential
Mortgage  Loan  purchases  were  $55,709,307  and  principal   collections  were
$54,473,042.  Management  intends to continue to reinvest proceeds received from repayments of loans in  additional  Residential  Mortgage  Loans to be purchased from either the Bank or its affiliates.

At March 31, 2003, the Company had five non-accrual  loans  (contractually  past due 90 days or more or with respect to which other  factors  indicate  that full payment of  principal  and interest is  unlikely)  with an  aggregate  principal balance of $913,440 (or 0.32% of loans).  At December 31, 2002,  the Company had seven  non-accrual  loans with an aggregate  principal balance of $1,436,859 (or
0.50% of loans).

At March 31, 2003,  the Company had two loans which were  delinquent  30-89 days with an aggregate principal balance of $528,083 (or 0.18% of loans). At December
31, 2002,  the Company had five loans which were  delinquent  30-89 days with an aggregate principal balance of $1,307,482 (or 0.46% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan loss is required. An allowance may be provided after considering such factors as the economy in lending areas,  delinquency  statistics and past loss experience.
The  allowance for loan losses is based on  estimates,  and ultimate  losses may vary from current  estimates.  As adjustments to the allowance become necessary, provisions  for loan losses are reported in  operations  in the periods that are determined  to be  necessary.  There was no activity in the  allowance  for loan losses during the three months ended March 31, 2003 and 2002. The balance of the allowance  for loan losses was $40,333 for each of the quarters  ended March 31,
2003 and 2002.

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

Based on the outstanding balance of the Company's  Residential Mortgage Loans at
March 31, 2003 and the interest rates on such loans, anticipated annual interest income, net of servicing fees, on the Company's loan portfolio was approximately
102.5% of the projected annual dividend on the Series A Preferred Shares.  There can be no  assurance  that an  interest  rate  environment  in which  there is a continued  decline in interest  rates would not  adversely  affect the Company's ability to pay dividends on the Series A Preferred Shares. The Company, to date, has not used any  derivative  instruments  to manage  its  interest  rate  risk.

There have been no material  changes to the  Company's  market risk  disclosures from the disclosures made in the Form 10-K for 2002.

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

The Company's exposure to geographic  concentrations directly affects the credit risk of the  Residential  Mortgage  Loans within the  portfolio.  A majority (or
54.4%) of the Company's  Residential  Mortgage  Loans are secured by residential real estate properties located in the Washington,  DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse  economic,  political or business  developments and natural hazards in the region that may affect the ability of residential property owners in the region to make  payments of  principal  and  interest  on the  underlying mortgages.

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

No income tax was paid during  either of the three month periods ended March 31,
2003 and 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

During the three months ended March 31, 2003 and 2002, the Company  reported net income of $3,937,542 and $4,227,522, respectively.

Interest income on Residential  Mortgage Loans totaled  $4,241,772 for the three months ended March 31, 2003 (the "2003 quarter"), compared to $4,513,523 for the three months ended March 31, 2002 (the "2002 quarter"). The decrease in interest income  resulted  from a decrease in the average yield on such loans to 5.97% in the 2003  quarter  from 6.25% in the 2002  quarter.  The average  balance of the
Residential  Mortgage  Loan  portfolio  was  $284,438,334  in the  2003  quarter compared to $288,776,317 in the 2002 quarter. The Company would have recorded an additional  $11,327 and $21,643 in interest  income for the three  months  ended
March 31, 2003 and 2002,  had its  non-accrual  loans been current in accordance with their original terms.

Other  interest  income of $9,988 and $29,955 was  recognized  on the  Company's interest bearing deposits during the three months ended March 31, 2003 and 2002, respectively.  The  decrease  was  primarily  due to a lower  average  yield  on interest  bearing  deposits  which  decreased by 216 basis points (from 3.48% to
1.32%) from the average yield in the 2002  quarter.  Partially  offsetting  this decrease was an increase in the average balance on interest  bearing deposits of
$765,889 in the 2003 quarter.

No  provision  for loan losses was recorded for the three months ended March 31,
2003 and 2002.

The Company did not sell any REO properties  during the three months ended March
31, 2003 and 2002.

Operating  expenses  totaling  $314,218  and $315,956 for the three months ended
March 31, 2003 and 2002,  respectively,  were  comprised of loan  servicing fees paid to parent,  advisory  fees paid to parent,  directors  fees and general and administrative  expenses.  Loan  servicing  fees paid to parent of $226,608  and
$240,684, for the three months ended March 31, 2003 and 2002, respectively, were based on a servicing fee rate of 0.375% per annum of the  outstanding  principal balances of  Residential  Mortgage  Loans,  pursuant  to a  servicing  agreement between  the Company  and the Bank.  Advisory  fees paid to parent for the three months  ended  March  31,  2003  and 2002  totaled  $50,000  for  each  quarter.
Directors'  fees paid for the three months ended March 31, 2003 and 2002 totaled
$8,000  for each  period,  and  represent  compensation  to the two  independent members of the Board of Directors.  General and administrative  expenses totaled
$29,610  and  $17,272  for the  three  months  ended  March  31,  2003 and 2002, respectively.

On March  18,  2003,  the  Company's  Board of  Directors  declared,  out of the retained earnings of the Company,  a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares.

There were no common dividends declared during the quarter ended March 21, 2003.

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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

May 15, 2003                   By:  /s/ ALEXANDER R. M. BOYLE
                                    ------------------------------------
                                    Alexander R. M. Boyle
                                    Vice Chairman of the Board

May 15, 2003                   By:  /s/ STEPHEN R. HALPIN, JR.
                                    ------------------------------------
                                    Stephen R. Halpin, Jr.
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

May 15, 2003                   By:  /s/ JOEL A. FRIEDMAN
                                    ------------------------------------
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
     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;  (b) evaluated the  effectiveness of the registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this  quarterly  report  our  conclusions  about the  effectiveness  of the disclosure  controls  and  procedures  based  on our  evaluation  as of the
     Evaluation Date;

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

Date:  May 15, 2003                     /s/ B. FRANCIS SAUL, II
                                        --------------------------
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
     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;  (b) evaluated the  effectiveness of the registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this  quarterly  report  our  conclusions  about the  effectiveness  of the disclosure  controls  and  procedures  based  on our  evaluation  as of the
     Evaluation Date;

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

Date:  May 15, 2003                     /s/ STEPHEN R. HALPIN, JR.
                                        --------------------------
                                        Stephen R. Halpin, Jr.
                                        Chief Financial Officer and
                                        Executive Vice President

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

                                                                   Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The  undersigned,  B. Francis  Saul,  II, the Chairman and Chief  Executive
Officer of Chevy  Chase  Preferred  Capital  Corporation  (the  "Company"),  has
executed this  certification  in connection  with the filing with the Securities and Exchange  Commission of the Company's  Quarterly Report on Form 10-Q for the
period ended March 31, 2003 (the  "Report").  The undersigned  hereby  certifies that:

     (1)  the Report fully  complies with the  requirements  of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  the  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company.

Date:  May 15, 2003                     /s/ B. FRANCIS SAUL, II
                                        --------------------------
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

                                                                   Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned,  Stephen R. Halpin,  Jr., the Executive Vice President and
Chief  Financial  Officer of Chevy  Chase  Preferred  Capital  Corporation  (the
"Company"),  has executed this  certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form
10-Q for the period ended March 31, 2003 (the "Report").  The undersigned hereby certifies that:

     (1)  the Report fully  complies with the  requirements  of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  the  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company.

Date:  May 15, 2003                     /s/ STEPHEN R. HALPIN, JR.
                                        --------------------------
                                        Stephen R. Halpin, Jr.
                                        Chief Financial Officer and
                                        Executive Vice President