Form 10-Q
period 2003-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2003-08-14
CIK 1021179

CHEVY CHASE

PREFERRED CAPITAL CORPORATION

FORM 10-Q

June 30, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 001-12477

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

Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of July 31, 2003.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.Financial Statements:...................................................1
 (a) Statements of Financial Condition as of June 30, 2003 and
       December 31, 2002.......................................................2
 (b) Statements of Operations for the Three and Six Months Ended
       June 30, 2003 and 2002 .................................................3
 (c) Statement of Stockholders' Equity for the Six Months
       Ended June 30, 2003.....................................................4
 (d) Statements of Cash Flows for the Six Months Ended
       June 30, 2003 and 2002 .................................................5
 (e) Notes to Financial Statements.............................................6

Item 2.Management's Discussion and Analysis of Financial

                          PART II - OTHER INFORMATION

Item 1.Legal Proceedings......................................................15

Item 2.Changes in Securities..................................................15

Item 3.Defaults Upon Senior Securities........................................15

Item 4.Submission of Matters to a Vote of Security Holders....................15

Item 5.Other Information......................................................15

Item 6.Exhibits and Reports on Form 8-K.......................................15

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003 (the "2002 10-K").

                                      -1-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

                                                  June 30,        December 31,
                                                    2003              2002
                                              ----------------  ----------------
                                                (Unaudited)
                                     ASSETS

Cash and interest-bearing deposits            $        45,055   $     2,986,496
Residential mortgage loans (net of
 allowance for losses of $40,333
 for both periods)                                282,723,904       285,395,464
Accounts receivable from parent                    20,063,816        15,297,140
Accrued interest receivable                         1,162,261         1,138,246
Prepaid expenses                                       21,500             8,000
                                              ----------------  ----------------
  Total assets                                $   304,016,536   $   304,825,346
                                              ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                    $        50,000   $         -
Accrued expenses                                       32,120             -
Dividends payable to parent                             -             1,100,000
Dividends payable to others                         3,890,625         3,890,625
                                              ----------------  ----------------
 Total liabilities                                  3,972,745         4,990,625
                                              ----------------  ----------------
Preferred Stock, 10,000,000 shares
 authorized: 10 3/8 % Noncumulative
 Exchangeable Preferred Stock, Series A,
 $5 par value, 3,000,000 shares issued
 and outstanding (liquidation value of
 $150,000,000 plus accrued and unpaid
 dividends)                                        15,000,000        15,000,000
Common stock, $1 par value, 1,000 shares
 authorized, 100 shares issued and
 outstanding                                              100               100
Capital contributed in excess of par              284,999,900       284,834,621
Retained earnings                                      43,791             -
                                              ----------------  ----------------
 Total stockholders' equity                       300,043,791       299,834,721
                                              ----------------  ----------------
  Total liabilities and Stockholders' equity  $   304,016,536   $   304,825,346
                                              ================  ================

              See the accompanying Notes to Financial Statements.
                                      -2-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                 --------------------------  --------------------------
                                     2003          2002          2003          2002
                                 ------------  ------------  ------------  ------------
Interest Income
 Residential mortgage loans      $ 4,199,260   $ 4,518,771   $ 8,441,032   $ 9,032,294
 Other                                 5,850        15,776        15,838        45,731
                                -------------  ------------  ------------  ------------
   Total income                    4,205,110     4,534,547     8,456,870     9,078,025
                                -------------  ------------  ------------  ------------
Operating Expenses
 Loan servicing fees paid to
  parent                             220,743       228,633       447,351       469,317
 Advisory fees paid to parent         50,000        50,000       100,000       100,000
 Directors fees                       10,250        12,000        18,250        20,000
 General and administrative           36,618        20,999        66,228        38,271
                                 ------------  ------------  ------------  ------------
   Total operating expenses          317,611       311,632       631,829       627,588
                                 ------------  ------------  ------------  ------------
NET INCOME                       $ 3,887,499   $ 4,222,915   $ 7,825,041   $ 8,450,437
                                 ============   ===========  ============  ============
PREFERRED STOCK DIVIDENDS          3,890,625     3,890,625     7,781,250     7,781,250
                                 ------------   -----------  ------------  ------------

EARNINGS (LOSS) AVAILABLE TO
   COMMON STOCKHOLDER            $    (3,126)   $  332,290    $   43,791   $   669,187
                                 ============   ===========   ===========  ============

NUMBER OF COMMON SHARES                  100           100           100           100
                                 ============   ===========   ===========  ============

EARNINGS (LOSS) PER COMMON
   SHARE                         $    (31.26)   $  3,322.90   $   437.91   $  6,691.87
                                 ============   ============  ===========  ============

               See the accompanying Notes to Financial Statements.
                                      -3-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                           Capital
                                                         Contributed                Total
                                   Preferred    Common    In Excess    Retained  Stockholders'
                                     Stock       Stock     of Par      Earnings    Equity
                                ------------- -------- ------------- ---------- ---------------

Balance, December 31, 2002        $15,000,000   $ 100  $284,834,621  $      -     $299,834,721

Net income                                -       -             -     7,825,041      7,825,041

Capital contribution from
  common stockholder                      -       -         165,279         -          165,279

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A               -       -             -    (7,781,250)    (7,781,250)
                                ------------- -------- ------------- ---------- ----------------
Balance, June 30, 2003            $15,000,000   $ 100  $284,999,900  $   43,791   $300,043,791
                                ============= ======== ============= ========== ================

               See the accompanying Notes to Financial Statements.
                                      -4-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                 ------------------------------------
                                                       2003                2002
                                                 ----------------   -----------------
Cash flows from operating activities:

Net income                                       $     7,825,041    $      8,450,437
Adjustments to reconcile net income to net
 cash provided by operating activities:
 (Increase) decrease in accounts receivable
   from parent                                        (4,766,676)          1,922,169
  Increase in accrued interest receivable                (24,015)           (111,482)
 (Increase) decrease in prepaid expenses                 (13,500)              1,935
  Increase (decrease) in accrued expenses                 32,120             (31,701)
  Increase in accounts payable to parent                  50,000                 -
                                                 ----------------   -----------------
   Net cash provided by operating activities           3,102,970          10,231,358
                                                 ----------------   -----------------
Cash flows from investing activities:

 Purchases of residential mortgage loans            (128,228,478)        (68,993,512)
 Repayments of residential mortgage loans            130,900,038          65,746,642
                                                 ----------------   -----------------
  Net cash provided by (used in) investing
   activities                                          2,671,560          (3,246,870)
                                                 ----------------   -----------------
Cash flows from financing activities:

 Capital contribution from common stockholder            165,279             341,082
 Dividends paid on preferred stock                    (7,781,250)         (7,781,250)
 Dividends paid on common stock                       (1,100,000)         (2,700,000)
                                                 ----------------   -----------------
  Net cash used in financing activities               (8,715,971)        (10,140,168)
                                                 ----------------   -----------------
Net decrease in cash and cash equivalents             (2,941,441)         (3,155,680)
Cash and cash equivalents at beginning of period       2,986,496           5,764,867
                                                 ----------------   -----------------
Cash and cash equivalents at end of period       $        45,055    $      2,609,187
                                                 ================   =================

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

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages ("ARMs") and 30 year fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, specified in the related mortgage note, subject to interest rate caps. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                               June 30,           December 31,
                                                 2003                 2002
                                           ----------------     ----------------
     Monthly ARMs                          $    58,359,910      $    67,406,366
     One-year ARMs                              14,769,474           16,966,406
     Three-year ARMs                            14,992,741           20,126,451
     Five-year ARMs                             45,232,822           58,544,908
     7/1 ARMs                                   11,747,503           16,056,192
     10/1 ARMs                                  47,049,557           62,040,642
     30 year fixed-rate                         90,612,230           44,294,832
                                           ----------------      ---------------
       Total                                   282,764,237          285,435,797
        Less:
         Allowance for loan losses                  40,333               40,333
                                           ----------------      ---------------
        Total                              $   282,723,904       $  285,395,464
                                           ================      ===============

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company's 10 3/8 % Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events) and are redeemable thereafter at the option of the Company. Except under certain limited

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - PREFERRED STOCK (continued):

circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During the three and six months ended June 30, 2003, the Company's Board of Directors declared a cash dividend of $3,890,625 and $7,781,250 on the Company's preferred stock, out of the retained earnings of the Company, respectively. The dividends were paid on April 15, and July 15, 2003.

There were no common dividends declared during the six months ended June 30, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company's Residential Mortgage Loans at June 30, 2003 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company's loan portfolio was approximately 98.2% of the projected annual dividend on the Series A Preferred Shares.

Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. The pro forma effect of the reduction of the servicing fee would be to increase the dividend coverage ratio to 100.4% of the projected annual dividend on the Series A Preferred Shares.

If market interest rates remain at or near their recent historical lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include further reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Residential Mortgage Loans

At June 30, 2003 and December 31, 2002, the Company had $282,723,904 and $285,395,464, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). During the six months ended June 30, 2003, Residential Mortgage Loan purchases were $128,228,478 and principal collections were $130,900,038. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At June 30, 2003, the Company had four non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $923,188 (or 0.33% of loans). At December 31, 2002, the Company had seven non-accrual loans with an aggregate principal balance of $1,436,859 (or 0.50% of loans).

At June 30, 2003, the Company had six loans which were delinquent 30-89 days with an aggregate principal balance of $1,261,295 (or 0.45% of loans). At December 31, 2002, the Company had five loans which were delinquent 30-89 days with an aggregate principal balance of $1,307,482 (or 0.46% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan loss is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods that are determined to be necessary. There was no activity in the allowance for loan losses during the three months ended June 30, 2003 and 2002. The balance of the allowance for loan losses was $40,333 for each of the quarters ended June 30, 2003 and 2002.

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus "locking in" a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. In recent periods, primarily as a result of a significant decline in interest rates, the Company has experienced an increase in conversions of ARMs to fixed-rate mortgages and in prepayments on its Residential Mortgage Loans. Consequently, the Company has experienced a decrease in interest income.

If market interest rates remain at or near their recent historical lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage." The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 55.7%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company."

The Company's principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company expects to pay dividends on the Series A Preferred Shares out of cash generated from operating activities. As discussed earlier under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Dividend Coverage," our projected dividend coverage ratio is 100.4% of the projected annual dividend on the Series A Preferred Shares. If market interest rates remain at or near their recent historical lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include further reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate, or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Notwithstanding the foregoing, the Company believes that it will be able to continue to meet the requirements to be treated as a REIT for income tax purposes for the foreseeable future.

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

No income tax was paid during either of the three month or six month periods ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

During the three months ended June 30, 2003 and 2002, the Company reported net income of $3,887,499 and $4,222,915, respectively.

Interest income on Residential Mortgage Loans totaled $4,199,260 for the three months ended June 30, 2003 (the "2003 quarter"), compared to $4,518,771 for the three months ended June 30, 2002 (the "2002 quarter"). The decrease in interest income resulted from a decrease in the average yield on such loans to 5.92% in the 2003 quarter from 6.18% in the 2002 quarter. The average balance of the Residential Mortgage Loan portfolio was $283,746,820 in the 2003 quarter compared to $292,338,160 in the 2002 quarter. The Company would have recorded an additional $5,307 and $7,282 in interest income for the three months ended June 30, 2003 and 2002, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $5,850 and $15,776 was recognized on the Company's interest bearing deposits during the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to a lower average yield on interest bearing deposits which decreased by 90 basis points (from 1.46% to 0.56%) from the average yield in the 2002 quarter.

No provision for loan losses was recorded for the three months ended June 30, 2003 and 2002.

Operating expenses totaling $317,611 and $311,632 for the three months ended June 30, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $220,743 and $228,633, for the three months ended June 30, 2003 and 2002, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Effective July 1, 2003, the agreement was modified to reduce the servicing fee rate to 0.250%. Advisory fees paid to parent for the three months ended June 30, 2003 and 2002 totaled $50,000 for each quarter. Directors' fees paid for the three months ended June 30, 2003 and 2002 were $10,250 and $12,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $36,618 and $20,999 for the three months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses is largely due to increases in the fees paid to the Company's external auditors and the New York Stock Exchange.

On June 17, 2003, the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on July 15, 2003.

There were no common dividends declared during the quarter ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

During the six months ended June 30, 2003 and 2002, the Company reported net income of $7,825,041 and $8,450,437, respectively.

Interest income on Residential Mortgage Loans totaled $8,441,032 for the six months ended June 30, 2003 (the "2003 period"), compared to $9,032,294 for the six months ended June 30, 2002 (the "2002 period"). The decrease in interest income resulted from a decrease in the average yield on such loans to 5.94% in the 2003 period from 6.22% in the 2002 period. The average balance of the Residential Mortgage Loan portfolio was $284,092,577 in the 2003 period compared to $290,557,239 in the 2002 period. The Company would have recorded an additional $16,634 and $6,175 in interest income for the six months ended June 30, 2003 and 2002, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $15,838 and $45,731 was recognized on the Company's interest bearing deposits during the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to a lower average yield on interest bearing deposits which decreased by 88 basis points (from 1.57% to 0.69%) from the average yield in the 2002 period.

No provision for loan losses was recorded for the six months ended June 30, 2003 and 2002.

Operating expenses totaling $631,829 and $627,588 for the six months ended June 30, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent of $447,351 and $469,317 for the six months ended June 30, 2003 and 2002, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to a servicing agreement between the Company and the Bank. Effective July 1, 2003, the agreement was modified to reduce the servicing fee rate to 0.250%. Advisory fees paid to parent for the six months ended June 30, 2003 and 2002 totaled $100,000 for each period. Directors' fees paid for the six months ended June 30, 2003 and 2002 totaled $18,250 and $20,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $66,228 and $38,271 for the six months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses is largely due to increases in the fees paid to the Company's external auditors and the New York Stock Exchange.

During the six months ended June 30, 2003, the Company's Board of Directors declared $7,781,250 of preferred stock dividends out of the retained earnings of the Company.

There were no common dividends declared during the period ended June 30, 2003.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk," which is hereby incorporated herein by reference.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under SEC regulations is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the SEC, which the Company must comply with under SEC regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

During the three months ended June 30, 2003, there were no significant changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
   No.      Exhibit
-------   ----------
* 10.4    Amendment to Servicing Agreement as modified on June 17, 2003 effective July 1,
           2003.
* 31.1    Certification of Chief Executive Officer, Pursuant to Rule 15d-14 as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2    Certification of Chief Financial Officer, Pursuant to Rule 15d-14 as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1    Certification of Chief Executive Officer,  Pursuant to 18 U.S.C. Section 1350 as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2    Certification of Chief Financial Officer,  Pursuant to 18 U.S.C.  Section 1350 as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
                                      -15-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

August 14, 2003                     By:  /s/ ALEXANDER R. M. BOYLE
                                         --------------------------------
                                         Alexander R. M. Boyle
                                         Vice Chairman of the Board

August 14, 2003                     By:  /s/ STEPHEN R. HALPIN, JR.
                                         --------------------------------
                                         Stephen R. Halpin, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

August 14, 2003                     By:  /s/ JOEL A. FRIEDMAN
                                         ----------------------------------
                                         Joel A. Friedman
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)

Exhibit 10.4

FIRST AMENDEMENT TO SERVICING AGREEMENT

WHEREAS,  Chevy  Chase  Bank,  F.S.B.,  a  federal  savings  bank  (hereinafter,
"Servicer")  and  Chevy  Chase  Preferred   Capital   Corporation,   a  Maryland
corporation  (hereinafter,  "Purchaser"),  entered into that Servicing Agreement dated  December 1, 1996 (the  "Agreement")  whereby  Servicer  agreed to service mortgage loans owned by Purchaser; and

WHEREAS,  in consideration for such services Purchaser agreed to pay to Servicer a  servicing  fee for  each  Mortgage  Loan  (as  that  term is  defined  in the
Agreement)  at a rate equal to 0.375% per annum  (the  "Servicing  Fee Rate") or such other rate as the parties thereto may agree; and

WHEREAS, Purchaser has requested, and Servicer has agreed, to a reduction in the
Servicing Fee Rate as set forth herein.

NOW, therefore,  the definition of "Servicing Fee Rate" in Ariticle I, Section 1 is amended by deleting the  reference to "0.375%" and  inserting in lieu thereof
"0.250%".  All other terms and conditions of the Agreement  remain unchanged and continue in full force and effect.

     AGREED this 1st day of July, 2003.

     CHEVY CHASE PREFERRED CAPITAL CORPORATION

     By:          /s/ STEPHEN R. HALPIN, JR.
                  --------------------------
                  Stephen R. Halpin, Jr.
                  Executive Vice President and
                  Chief Financial Officer

     CHEVY CHASE BANK, F.S.B.

     By:          /s/ JOEL A. FRIEDMAN
                  --------------------
                  Joel A. Friedman
                  Senior Vice President
                  and Controller

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Chevy Chase Preferred
     Capital Corporation;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a)  designed  such  disclosure  controls  and  procedures,  or caused such
          disclosure   controls  and   procedures  to  be  designed   under  our
          supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;
     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures as of the end of the period covered by this report based on such evaluations; and
     (c)  disclosed  in this  report  any  change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent  quarter that has  materially  affected,  or is reasonably likely to materially  affect,  the registrant's  internal control over financial reporting;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors  (or  persons  performing  the  equivalent  functions):

     (a)  all significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the  registrant's  ability to record, process, summarize and report financial information; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal control over financial reporting.

Date: August 14, 2003                /s/ B.FRANCIS SAUL II
                                     --------------------------
                                     B.Francis Saul II
                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Chevy Chase Preferred
     Capital Corporation;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a)  designed  such  disclosure  controls  and  procedures,  or caused such
          disclosure   controls  and   procedures  to  be  designed   under  our
          supervision,  to ensure  that  material  information  relating  to the registrant,  including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this report is being prepared;
     (b)  evaluated the  effectiveness of the registrant's  disclosure  controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures as of the end of the period covered by this report based on such evaluations; and
     (c)  disclosed  in this  report  any  change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent  quarter that has  materially  affected,  or is reasonably likely to materially  affect,  the registrant's  internal control over financial reporting;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's  auditors and the audit committee of registrant's board of directors  (or  persons  performing  the  equivalent  functions):

     (a)  all significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the  registrant's  ability to record, process, summarize and report financial information; and

     (b)  any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal control over financial reporting.

Date: August 14, 2003               /s/ STEPHEN R. HALPIN, JR.
                                    --------------------------
                                    Stephen R. Halpin, Jr.
                                    Chief Financial Officer and
                                    Executive Vice President

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report"). The undersigned hereby certifies that:

(1)  the Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934; and

(2)  the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2003                  /s/ B.FRANCIS SAUL II
                                        --------------------------
                                        B.Francis Saul II
                                        Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report"). The undersigned hereby certifies that:

(1)  the Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934; and

(2)  the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003                   /s/ STEPHEN R. HALPIN, JR.
                                        --------------------------
                                        Stephen R. Halpin, Jr.
                                        Chief Financial Officer and
                                        Executive Vice President