Form 10-Q
period 2003-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2003-11-14
CIK 1021179

CHEVY CHASE

PREFERRED CAPITAL CORPORATION

FORM 10-Q

September 30, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1 par value, as of October 31, 2003.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.Financial Statements:...................................................1
 (a) Statements of Financial Condition as of September 30, 2003 and
       December 31, 2002.......................................................2
 (b) Statements of Operations for the Three and Nine Months Ended
       September 30, 2003 and 2002 ............................................3
 (c) Statement of Stockholders' Equity for the Nine Months
       Ended September 30, 2003................................................4
 (d) Statements of Cash Flows for the Nine Months Ended
       September 30, 2003 and 2002 ............................................5
 (e) Notes to Financial Statements.............................................6

Item 2.Management's Discussion and Analysis of Financial

PART II - OTHER INFORMATION

Item 1.Legal Proceedings......................................................12

Item 2.Changes in Securities..................................................12

Item 3.Defaults Upon Senior Securities........................................12

Item 4.Submission of Matters to a Vote of Security Holders....................12

Item 5.Other Information......................................................12

Item 6.Exhibits and Reports on Form 8-K.......................................12

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

                                      -1-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

                                               September 30,        December 31,
                                                   2003                 2002
                                              ----------------  ----------------
                                                (Unaudited)
                                     ASSETS

Cash and interest-bearing deposits            $     3,553,558   $     2,986,496
Residential mortgage loans (net of
 allowance for losses of $40,333
 for both periods)                                293,420,717       285,395,464
Accounts receivable from parent                     5,881,720        15,297,140
Accrued interest receivable                         1,270,305         1,138,246
Prepaid expenses                                       10,250             8,000
                                              ----------------  ----------------
  Total assets                                $   304,136,550   $   304,825,346
                                              ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to parent                    $        20,800   $         -
Accounts payable to others and accrued
  expenses                                             59,114             -
Dividends payable to parent                             -             1,100,000
Dividends payable to others                         3,890,625         3,890,625
                                              ----------------  ----------------
 Total liabilities                                  3,970,539         4,990,625
                                              ----------------  ----------------
Preferred Stock, 10,000,000 shares
 authorized: 10 3/8% Noncumulative
 Exchangeable Preferred Stock, Series A,
 $5 par value, 3,000,000 shares issued
 and outstanding (liquidation value of
 $150,000,000 plus accrued and unpaid
 dividends)                                        15,000,000        15,000,000
Common stock, $1 par value, 1,000 shares
 authorized, 100 shares issued and
 outstanding                                              100               100
Capital contributed in excess of par              284,999,900       284,834,621
Retained earnings                                     166,011             -
                                              ----------------  ----------------
 Total stockholders' equity                       300,166,011       299,834,721
                                              ----------------  ----------------
  Total liabilities and stockholders' equity  $   304,136,550   $   304,825,346
                                              ================  ================

              See the accompanying Notes to Financial Statements.
                                      -2-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                 --------------------------  --------------------------
                                     2003          2002          2003          2002
                                 ------------  ------------  ------------  ------------
Interest Income
 Residential mortgage loans      $ 4,235,601   $ 4,369,082   $12,676,633   $13,401,376
 Other                                 2,741        19,108        18,579        64,839
                                -------------  ------------  ------------  ------------
   Total income                    4,238,342     4,388,190    12,695,212    13,466,215
                                -------------  ------------  ------------  ------------
Operating Expenses
 Loan servicing fees paid to
  parent                             141,925       238,284       589,276       707,601
 Advisory fees paid to parent         50,000        50,000       150,000       150,000
 Directors' fees                       9,750         4,000        28,000        24,000
 General and administrative           23,822        10,490        90,050        48,761
                                 ------------  ------------  ------------  ------------
   Total operating expenses          225,497       302,774       857,326       930,362
                                 ------------  ------------  ------------  ------------
NET INCOME                       $ 4,012,845   $ 4,085,416   $11,837,886   $12,535,853
                                 ============   ===========  ============  ============
PREFERRED STOCK DIVIDENDS          3,890,625     3,890,625    11,671,875    11,671,875
                                 ------------   -----------  ------------  ------------

EARNINGS AVAILABLE TO COMMON
   STOCKHOLDER                   $   122,220    $  194,791    $  166,011   $   863,978
                                 ============   ===========   ===========  ============

NUMBER OF COMMON SHARES                  100           100           100           100
                                 ============   ===========   ===========  ============

EARNINGS PER COMMON SHARE        $  1,222.20   $  1,947.91   $  1,660.11   $  8,639.78
                                 ============   ============  ===========  ============

               See the accompanying Notes to Financial Statements.
                                      -3-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                           Capital
                                                         Contributed                Total
                                   Preferred    Common    In Excess     Retained  Stockholders'
                                     Stock       Stock     of Par       Earnings    Equity
                                ------------- -------- ------------  ------------ ---------------

Balance, December 31, 2002        $15,000,000   $ 100  $284,834,621   $       -     $299,834,721

Net income                                -       -             -      11,837,886     11,837,886

Capital contribution from
  common stockholder                      -       -         165,279           -          165,279

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A               -       -             -     (11,671,875)   (11,671,875)
                                ------------- -------- -------------  ------------ ----------------
Balance, September 30, 2003      $15,000,000   $ 100   $284,999,900    $  166,011   $300,166,011
                                ============= ======== =============  ============ ================

               See the accompanying Notes to Financial Statements.
                                      -4-

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                 ------------------------------------
                                                       2003                2002
                                                 ----------------   -----------------
Cash flows from operating activities:

Net income                                       $    11,837,886    $     12,535,853
Adjustments to reconcile net income to net
 cash provided by operating activities:
 (Increase) decrease in accounts receivable
   from parent                                         9,415,420          (4,744,600)
  Increase in accrued interest receivable               (132,059)             (8,896)
 (Increase) decrease in prepaid expenses                  (2,250)                467
  Increase in accounts payable to others and
    accrued expenses                                      59,114               7,226
  Increase in accounts payable to parent                  20,800                 -
                                                 ----------------   -----------------
   Net cash provided by operating activities          21,198,911           7,790,050
                                                 ----------------   -----------------
Cash flows from investing activities:

 Purchases of residential mortgage loans            (229,611,053)       (108,359,099)
 Repayments of residential mortgage loans            221,585,800         111,824,257
                                                 ----------------   -----------------
  Net cash provided by (used in) investing
   activities                                         (8,025,253)          3,465,158
                                                 ----------------   -----------------
Cash flows from financing activities:

 Capital contribution from common stockholder            165,279             341,082
 Dividends paid on preferred stock                   (11,671,875)        (11,671,875)
 Dividends paid on common stock                       (1,100,000)         (2,700,000)
                                                 ----------------   -----------------
  Net cash used in financing activities              (12,606,596)        (14,030,793)
                                                 ----------------   -----------------
Net increase (decrease) in cash and
   cash equivalents                                      567,062          (2,775,585)
Cash and cash equivalents at beginning of period       2,986,496           5,764,867
                                                 ----------------   -----------------
Cash and cash equivalents at end of period       $     3,553,558    $      2,989,282
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

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages ("ARMs") and 30 year fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency specified in the related mortgage note, subject to interest rate caps. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings in the jurisdiction in which they are located. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                            September 30,          December 31,
                                                2003                   2002
                                           ----------------     ----------------
     Monthly ARMs                          $    52,172,639      $    67,406,366
     One-year ARMs                              13,952,982           16,966,406
     Three-year ARMs                            14,165,995           20,126,451
     Five-year ARMs                             70,730,182           58,544,908
     7/1 ARMs                                   18,443,708           16,056,192
     10/1 ARMs                                  48,203,036           62,040,642
     30 year fixed-rate                         75,792,508           44,294,832
                                           ----------------      ---------------
       Total                                   293,461,050          285,435,797
        Less:
         Allowance for loan losses                  40,333               40,333
                                           ----------------      ---------------
        Total                              $   293,420,717       $  285,395,464
                                           ================      ===============

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company's 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Shares") are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events) and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2003, the Company's Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company's preferred stock, out of the retained earnings of the Company. The dividends were paid on April 15, July 15, and October 15, 2003.

There were no common dividends declared during the nine months ended September 30, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company's Residential Mortgage Loans at September 30, 2003 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company's loan portfolio was approximately 104.6% of the projected annual dividend on the Series A Preferred Shares. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%.

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

Residential Mortgage Loans

At September 30, 2003 and December 31, 2002, the Company had $293,420,717 and $285,395,464, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"). During the nine months ended September 30, 2003, Residential Mortgage Loan purchases were $229,611,053 and principal collections were $221,585,800. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At September 30, 2003, the Company had four non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,056,730 (or 0.36% of loans). At December 31, 2002, the Company had seven non-accrual loans with an aggregate principal balance of $1,436,859 (or 0.50% of loans).

At September 30, 2003, the Company had seven loans which were delinquent 30-89 days with an aggregate principal balance of $2,166,893 (or 0.74% of loans). At December 31, 2002, the Company had five loans which were delinquent 30-89 days with an aggregate principal balance of $1,307,482 (or 0.46% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine whether an allowance for loan losses is required. An allowance may be provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods that are determined to be necessary. There was no activity in the allowance for loan losses during the nine months ended September 30, 2003 and 2002. The balance of the allowance for loan losses was $40,333 at September 30, 2003 and 2002.

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

If market interest rates remain at or near their recent historical lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Dividend Coverage." The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company's market risk disclosures from the disclosures made in the 2002 10-K.

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 51.87%) of the Company's Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT"), as discussed below in "Tax Status of the Company."

The Company's principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company expects to pay dividends on the Series A Preferred Shares out of cash generated from operating activities. As discussed earlier under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Dividend Coverage," our anticipated annual income, based on our mortgage loan portfolio at September 30, 2003, is 104.6% of the projected annual dividend on the Series A Preferred Shares. If market interest rates remain at or near their recent historical lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include further reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate, or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

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

No income tax was paid during either of the three month or the nine month periods ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

During the three months ended September 30, 2003 and 2002, the Company reported net income of $4,012,845 and $4,085,416, respectively.

Interest income on Residential Mortgage Loans totaled $4,235,601 for the three months ended September 30, 2003 (the "2003 quarter"), compared to $4,369,082 for the three months ended September 30, 2002 (the "2002 quarter"). The decrease in interest income resulted from a decrease in the average yield on such loans to 5.84% in the 2003 quarter from 6.10% in the 2002 quarter. The average balance of the Residential Mortgage Loan portfolio was $290,118,557 in the 2003 quarter compared to $286,465,516 in the 2002 quarter. The Company would have recorded an additional $22,371 and $29,899 in interest income for the three months ended September 30, 2003 and 2002, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $2,741 and $19,108 was recognized on the Company's interest bearing deposits during the three months ended September 30, 2003 and 2002, respectively. The decrease was due to a lower average yield on interest bearing deposits, which decreased by 79 basis points (to 0.53% from 1.32%) from the average yield in the 2002 quarter. Also contributing to the decreased other interest income was a decrease in the average balance of interest bearing deposits to $2,051,781 in the 2003 quarter from $5,045,071 in the 2002 quarter.

No provision for loan losses was recorded for the three months ended September 30, 2003 and 2002.

Operating expenses totaling $225,497 and $302,774 for the three months ended September 30, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors' fees and general and administrative expenses. Loan servicing fees paid to parent were $141,925 and $238,284, for the three months ended September 30, 2003 and 2002, respectively. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the three months ended September 30, 2003 and 2002 totaled $50,000 for each quarter. Directors' fees paid for the three months ended September 30, 2003 and 2002 were $9,750 and $4,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $23,822 and $10,490 for the three months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses is largely due to increases in the fees paid to the Company's external auditors and the New York Stock Exchange.

On September 15, 2003, the Company's Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on October 15, 2003.

There were no common dividends declared during the quarter ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

During the nine months ended September 30, 2003 and 2002, the Company reported net income of $11,837,886 and $12,535,853 respectively.

Interest income on Residential Mortgage Loans totaled $12,676,633 for the nine months ended September 30, 2003 (the "2003 period"), compared to $13,401,376 for the nine months ended September 30, 2002 (the "2002 period"). The decrease in interest income resulted from a decrease in the average yield on such loans to 5.91% in the 2003 period from 6.18% in the 2002 period. The average balance of the Residential Mortgage Loan portfolio was $286,101,237 in the 2003 period compared to $289,193,331 in the 2002 period. The Company would have recorded an additional $39,005 and $35,756 in interest income for the nine months ended September 30, 2003 and 2002, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $18,579 and $64,839 was recognized on the Company's interest bearing deposits during the nine months ended September 30, 2003 and 2002, respectively. The decrease was due to a lower average balance and a lower average yield on interest bearing deposits which decreased by 83 basis points (to 0.66% from 1.49%) from the average yield in the 2002 period. Also contributing to the decreased other interest income was a decrease in the average balance of interest bearing deposits to $3,738,822 in the 2003 quarter from $4,954,854 in the 2002 quarter.

No provision for loan losses was recorded for the nine months ended September 30, 2003 and 2002.

Operating expenses totaling $857,326 and $930,362 for the nine months ended September 30, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors' fees and general and administrative expenses. Loan servicing fees paid to parent were $589,276 and $707,601 for the nine months ended September 30, 2003 and 2002, respectively. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the nine months ended September 30, 2003 and 2002 totaled $150,000 for each period. Directors' fees paid for the nine months ended September 30, 2003 and 2002 totaled $28,000 and $24,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $90,050 and $48,761 for the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses is largely due to increases in the fees paid to the Company's external auditors and the New York Stock Exchange.

During the nine months ended September 30, 2003, the Company's Board of Directors declared $11,671,875 of preferred stock dividends out of the retained earnings of the Company.

There were no common dividends declared during the period ended September 30, 2003.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

During the three months ended September 30, 2003, there were no significant changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are set forth below.

Exhibit
   No.      Exhibit
-------   ----------
  10.4    Amendment to Servicing Agreement as modified on June 17, 2003 effective July 1,
           2003(incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2003 filed with the SEC).
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

                    CHEVY CHASE PREFERRED CAPITAL CORPORATION
                                  (Registrant)

November 14, 2003                   By:  /s/ ALEXANDER R. M. BOYLE
                                         --------------------------------
                                         Alexander R. M. Boyle
                                         Vice Chairman of the Board

November 14, 2003                   By:  /s/ STEPHEN R. HALPIN, JR.
                                         --------------------------------
                                         Stephen R. Halpin, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

November 14, 2003                   By:  /s/ JOEL A. FRIEDMAN
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

Date: November 14, 2003              /s/ B.FRANCIS SAUL II
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

Date: November 14, 2003             /s/ STEPHEN R. HALPIN, JR.
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report"). The undersigned hereby certifies that:

(1)  the Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934; and

(2)  the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2003                /s/ B.FRANCIS SAUL II
                                        --------------------------
                                        B.Francis Saul II
                                        Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Report"). The undersigned hereby certifies that:

(1)  the Report fully complies with the  requirements  of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934; and

(2)  the information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003                 /s/ STEPHEN R. HALPIN, JR.
                                        --------------------------
                                        Stephen R. Halpin, Jr.
                                        Chief Financial Officer and
                                        Executive Vice President