Form 10-K
period 2003-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2004-03-24
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003________________

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to___________________

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

(301) 987-2265
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class                              Name of each exchange on which registered
10 3/8% Noncumulative Exchangeable               New York Stock Exchange, Inc.
Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:

_______________________________________________________N/A_______________________________________________________
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2004. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

                                  PART I                                   Page
                                                                                                            ----

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK....................................................17
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................F-1
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................18
Item 9A. CONTROLS AND PROCEDURES..............................................18

                                    PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                                    PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K..................................................23

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

DIVIDEND COVERAGE

Based on the outstanding balance of the Company's Residential Mortgage Loans (as defined below) at December 31, 2003 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company's loan portfolio was approximately 104.1% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

If market interest rates remain at or near their recent lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include further reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate or using principal repayments on Residential Mortgage Loans. However, there can be no assurance that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company's current portfolio of Mortgage Assets consists of loans secured by first mortgages or deeds of trust ("Mortgage Loans") on single-family residential real estate properties ("Residential Mortgage Loans"). The following table sets forth information concerning the Company's Residential Mortgage Loans as of December 31, 2003 and December 31, 2002. All of the Mortgage Loans were acquired from the Bank or its affiliates. A description of the types of Residential Mortgage Loans included in the Company's portfolio follows the table.

                                        Residential Mortgage Loan Portfolio
                                        -----------------------------------
                                                             December 31,
                            ----------------------------------------------------------------------------
                                            2003                                   2002
                            -------------------------------------  -------------------------------------
                                           Weighted                               Weighted
                             Aggregate     Average     Percent     Aggregate      Average      Percent
                             Principal     Coupon        to        Principal       Coupon        to
Type                          Balance       Rate        Total       Balance         Rate        Total
----                        ------------  -----------  ----------  ------------  -----------  ----------
Monthly ARMs                $ 47,833,336       3.45%       16.2%   $ 67,406,366       4.02%       23.6%
One-Year ARMs                 12,988,634       4.16%        4.4%     16,966,406       5.04%        5.9%
Three-Year ARMs               12,224,073       5.50%        4.1%     20,126,451       6.77%        7.1%
Five-Year ARMs                62,720,041       5.99%       21.2%     58,544,908       6.63%       20.5%
7/1 ARMs                      12,478,626       6.80%        4.2%     16,056,192       6.74%        5.6%
10/1 ARMs                     38,215,901       6.77%       12.9%     62,040,642       6.85%       21.7%
15 & 30 Year Fixed-Rate      109,642,464       6.68%       37.0%     44,294,832       7.11%       15.6%
                            ------------  -----------  ----------  ------------  -----------  ----------
                             296,103,075       5.87%      100.0%    285,435,797       6.06%      100.0%
                                          ===========  ==========                ===========  ==========
Less:
 Allowance for loan losses       40,333                                 40,333
                            ------------                           ------------
Total                       $296,062,742                           $285,395,464
                            ============                           ============

Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 2003 were $279,698,324 and principal collections were $269,031,046. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Residential Mortgage Loans."

A majority (or 63.0%) of the Residential Mortgage Loans included in the Company's portfolio at December 31, 2003 bear interest at adjustable rates. The interest rate on an adjustable rate mortgage ("ARM") resets periodically based on an index (such as the London Interbank Offered Rate ("LIBOR") or the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and may be subject to periodic interest rate adjustment caps. As of December 31, 2003, the weighted average interest rate on the Residential Mortgage Loans included in the Company's portfolio was 5.87% and the interest rates on individual loans ranged from 2.88% per annum to 11.50% per annum. For the year ended December 31, 2003, the weighted average interest rate was approximately 5.92%.

The interest rate on each type of ARM product included in the Company's portfolio adjusts at the time (each "Rate Adjustment Date") and in the manner described below. If specified in the related mortgage note, an ARM may be subject to lifetime interest rate adjustment caps, to minimum interest rates and to maximum periodic adjustment increases or decreases. Information set forth below regarding interest rate adjustment caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2003 may be subject to different terms.

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

Monthly ARM. The interest rate on each monthly ARM ("Monthly ARM") will adjust monthly on each Rate Adjustment Date as specified in the related mortgage note to a rate equal to the sum (rounded to the nearest multiple of 0.125%) of the index and the related margin, subject to certain limitations. The initial payment on each Monthly ARM is based on an initial interest rate, in effect only until the first Rate Adjustment

Date, which is lower, and may be significantly lower, than the sum of the index and the margin. No Monthly ARM contains a periodic interest rate adjustment cap. The interest rate, however, may not exceed the maximum interest rate specified for such Monthly ARM in the related mortgage note. The amount of the minimum monthly payment due on each Monthly ARM adjusts, on the dates and in the manner specified in the related mortgage note, to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the interest rate applicable.

One-Year ARM. The interest rate with respect to each one-year ARM ("One-Year ARM") is fixed at an initial rate for the first twelve monthly payments. The interest rate adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Three-Year ARM. The interest rate with respect to each three-year ARM ("Three-Year ARM") is fixed at an initial rate for the first 36 monthly payments. The interest rate adjusts on the date specified in the related mortgage note and periodically thereafter to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Five-Year ARM. The interest rate with respect to each five-year ARM ("Five-Year ARM") is fixed at an initial rate for the first 60 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. Certain of these loans contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term.

Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a "7/1 ARM") is fixed at an initial rate for the first 84 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a "10/1 ARM") is fixed at an initial rate for the first 120 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

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

Mortgage-Backed Securities. While no Mortgage-Backed Securities are included in the current Mortgage Asset portfolio, the Company may, from time to time, acquire fixed-rate or variable-rate Mortgage-Backed Securities. A portion of any Mortgage-Backed Securities that the Company may purchase may have been originated by the Bank by exchanging pools of Mortgage Loans for the Mortgage-Backed Securities. The Mortgage Loans underlying the Mortgage-Backed Securities will be secured by single-family residential properties.

The Company intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as FHLMC, FNMA and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only or principal-only Mortgage-Backed Securities.

Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may, from time to time, acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed-rate loans having shorter maturities than Residential Mortgage Loans. Commercial Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations.

Other Real Estate Assets. The Company may invest up to 5% of the total value of its portfolio in assets (other than Residential Mortgage Loans and Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, cash and cash equivalents.

Credit Risk Management Policies

The Company intends that each Mortgage Loan it acquires in the future will represent a first lien position and will be originated in the ordinary course of the originator's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator's own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank dated December 1, 1996 as amended on June 17, 2003 (the "Servicing Agreement"). See "Servicing."

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

Geographic Distribution

A majority (or 54.3%) of the Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington, DC, Maryland, and Virginia that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Concentration of Credit Risk."

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

The Servicer is required to pay all expenses related to the performance of its duties under the Servicing Agreement. The Servicer is required to make advances of taxes and required insurance premiums that are not collected from borrowers with respect to any Mortgage Loan serviced by it, unless it determines that such advances are not recoverable from the mortgagor, insurance proceeds or other sources with respect to such Mortgage Loan.

The Company can terminate the Servicing Agreement without cause provided it gives at least sixty days notice to the Servicer and pays a termination fee.

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

Dividends are declared at the discretion of the Board of Directors of the Company after considering the Company's distributable funds, financial requirements, tax considerations and other factors. The Company's distributable funds consist primarily of interest payments received on its Mortgage Assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Risk."

Under Office of Thrift Supervision ("OTS") regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of size, if the Bank does not qualify for expedited treatment under OTS regulations. Dividends on the Series A Preferred

Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains "well capitalized" after the payment. At December 31, 2003, the Bank was in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act, and its capital ratios exceeded the ratios established for "well capitalized" institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which, at December 31, 2003, was conducting business from 214 full-service offices, including 54 grocery store banking centers, and 827 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank's home office is located in McLean, Virginia and its executive offices are located in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned subsidiary also maintains a commercial loan production office in Baltimore, Maryland and six mortgage loan production offices in the mid-Atlantic region. At December 31, 2003, the Bank had total assets of $12.6 billion, total deposits of $8.3 billion and total stockholders' equity of $623.8 million. Based on total assets at December 31, 2003, the Bank is the largest full-service bank headquartered in the Washington, DC metropolitan area.

The Company is a subsidiary of the Bank and, therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank were not "well capitalized" for purposes of the OTS prompt corrective action regulations. "Well capitalized" is currently defined as having a core capital (leverage) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. At December 31, 2003, the Bank's core capital (or leverage) ratio was 5.73%, its tier 1 risk-based capital ratio was 7.96% and its total risk-based capital ratio was 13.52%. The Bank's total risk-based capital includes $250.0 million of subordinated debentures which the Bank redeemed on January 2, 2004. The pro forma total risk-based capital ratio at December 31, 2003, excluding the $250.0 million of subordinated debentures which were subsequently redeemed, is 10.65%.

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

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2003, the Advisor and its affiliates owned approximately $6.4 billion of residential mortgage loans, including all of the Company's Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates may purchase servicing rights on residential mortgage loans. Including loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $14.8 billion as of December 31, 2003.

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

At December 31, 2003, the Company had no debt outstanding, and the Company does not currently intend to incur any indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company's total stockholders' equity, including intercompany advances made by the Bank to the Company.

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

COMPETITION

The Company does not anticipate that it will engage in the business of originating Residential Mortgage Loans. It does anticipate that it will purchase Mortgage Assets in addition to those in the current loan portfolio and that all such Mortgage Assets will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets.

ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or waste, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and decontaminate the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and decontamination, that the cost of such removal and decontamination would not exceed the value of the property or that the Company could recoup any such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such decontamination.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its "REIT taxable income" (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

On March 16, 2004, the Company's Board of Directors declared a cash dividend of $426.14 per share of Common Stock, which was paid out of retained earnings of the Company and which will be treated, for tax purposes, as a distribution made in 2003. Including this dividend, the Company will have distributed 100% of its REIT taxable income.

There are two income tests that must be satisfied for each taxable year.
        o At least 75% of the Company's gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;
        o At least 95% of the Company's gross income (excluding income from prohibited transactions) must be from income included under the
           75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company's taxable year.
        o At least 75% of the value of the Company's total assets must be represented by real estate assets, cash, cash items, and government securities;
        o Not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class; and
        o The value of any one issuer's securities included in the 25% asset class may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company's capital stock may be owned directly or indirectly by five or fewer individuals.

During 2003, the Company met the requirements of each test.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2004, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for the two most recent years. For a discussion of the Company's distribution policy with respect to the Common Stock, see "Business - Dividend Policy."

               Period                       Distributions      Payment Date
-----------------------------------------   -------------   ------------------
January 1, 2002 to March 31, 2002              $        -                 N/A
April 1, 2002 to June 30, 2002                          -                 N/A
July 1, 2002 to September 30, 2002                      -                 N/A
October 1, 2002 to December 31, 2002            1,100,000    January 15, 2003
January 1, 2003 to March 31, 2003                       -                 N/A
April 1, 2003 to June 30, 2003                          -                 N/A
July 1, 2003 to September 30, 2003                      -                 N/A
October 1, 2003 to December 31, 2003              350,000    January 15, 2004

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. If the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividend or other distributions with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. To remain qualified as a REIT, the Company must distribute each year at least 90% of its annual "REIT taxable income" (not including capital gains) to stockholders. See "Business - Tax Status of the Company."

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol "CCP-PrA." As of February 2, 2004, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 176 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company's distribution policy with respect to the Series A Preferred Shares, see "Business - Dividend Policy."

                                               Price
                                         -----------------
               Period                      High      Low    Distributions    Payment Date
--------------------------------------   --------  -------  -------------  -----------------
January 1, 2002 to March 31, 2002        $ 57.60   $ 55.20   $  3,890,625     April 15, 2002
April 1, 2002 to June 30, 2002             57.35     55.95      3,890,625      July 15, 2002
July 1, 2002 to September 30, 2002         58.05     55.85      3,890,625   October 15, 2002
October 1, 2002 to December 31, 2002       57.20     54.35      3,890,625   January 15, 2003
January 1, 2003 to March 31, 2003          57.80     55.60      3,890,625     April 15, 2003
April 1, 2003 to June 30, 2003             56.55     55.10      3,890,625      July 15, 2003
July 1, 2003 to September 30, 2003         57.50     55.25      3,890,625   October 15, 2003
October 1, 2003 to December 31, 2003       60.30     56.80      3,890,625   January 15, 2004

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

Automatic Exchange

Each Series A Preferred Share will be exchanged automatically for one newly issued Series B preferred share of the Bank ("Bank Preferred Share") if the appropriate federal regulatory agency of the Bank directs in writing (the "Directive") an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes "undercapitalized" under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not "undercapitalized," anticipates the Bank becoming "undercapitalized" in the near term (the "Exchange Event"). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank any and all certificates representing any and all Series A Preferred Shares owned by such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing an equal number of Bank Preferred Shares (the "Automatic Exchange"). Absent the occurrence of the Exchange Event, no Bank Preferred Shares will be issued.

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

If at the time of any annual meeting of the Company's stockholders for the election of directors, the Company has failed to pay or declare and set aside for payment a quarterly dividend during any of the four preceding quarterly dividend periods on any series of Preferred Stock of the Company, including the Series A Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two (if not already increased by two due to a default in preference dividends), and the holders of the Series A Preferred Shares, voting together with the holders of all other series of Preferred Stock as a single class, will be entitled to elect such two additional directors to serve on the Company's Board of Directors at each such annual meeting. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the expiration of the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares.

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

                                                         As of or for the year ended
                                                                 December 31,
                                 -------------------------------------------------------------------------
                                      2003           2002           2001          2000           1999
                                 -------------  -------------  -------------  -------------  -------------
OPERATING DATA:
Interest income                  $  17,035,160  $  17,729,403  $  21,041,424  $  22,189,625  $  21,795,357
Provision for loan losses                    -              -              -              -         26,554
                                 -------------  -------------  -------------  -------------  -------------
  Total interest income after
    provision for loan losses       17,035,160     17,729,403     21,041,424     22,189,625     21,768,803
Gain on sale of real estate acquired
  in settlement of loans, net                -              -         21,924         20,209         29,909
Operating expenses                  (1,103,037)    (1,232,182)    (1,356,557)    (1,383,421)    (1,715,826)
Provision for income taxes                   -              -        (10,373)       (15,168)             -
                                 -------------  -------------  -------------  -------------  -------------
  Net income                     $  15,932,123  $  16,497,221  $  19,696,418  $  20,811,245  $  20,082,886
                                 =============  =============  =============  =============  =============
Earnings available to common
    Stockholders                 $     369,623  $     934,721  $   4,133,918  $   5,248,745  $   4,520,386
Earnings per common share        $    3,696.23  $    9,347.21  $   41,339.18  $   52,487.45  $   45,203.86

DIVIDENDS DECLARED:

Dividends on common stock        $     350,000  $   1,100,000  $   4,475,000  $   5,250,000   $   4,690,000
Dividends on preferred stock     $  15,562,500  $  15,562,500  $  15,562,500  $  15,562,500   $  15,562,500

BALANCE SHEET DATA:

Residential mortgage loans, net  $ 296,062,742  $ 285,395,464  $ 287,523,781  $ 298,145,029   $ 295,195,830
Total assets                     $ 304,266,967  $ 304,825,346  $ 306,318,593  $ 307,516,771   $ 307,146,976
Total stockholders' equity       $ 300,019,623  $ 299,834,721  $ 299,658,918  $ 299,998,745   $ 299,830,386
Number of preferred shares
    Outstanding                      3,000,000      3,000,000      3,000,000      3,000,000       3,000,000
Number of common shares
    Outstanding                            100            100            100            100             100
Average yield on residential1
    mortgage loans                        5.90%          6.14%          7.16%          7.42%           7.35%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different outcomes under different assumptions and conditions. The Company's significant accounting policies are described in Note 2 in the Notes to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates; however, the following policy could be deemed to be critical within the Securities and Exchange Commission (the "SEC") definition:

        o estimation of allowance for loan losses

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan loss is required is performed periodically, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. There was no activity in the allowance for loan losses during the years ended December 31, 2003, 2002 and 2001, and the balance of the allowance was $40,333 at the end of each year.

Residential Mortgage Loans

At December 31, 2003, the Company had $296,062,742 invested in Residential Mortgage Loans compared to $285,395,464 at December 31, 2002. During 2003, Residential Mortgage Loan purchases totaled $279,698,324 and principal collections totaled $269,031,046. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 2003, the Company had five non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,589,670 (or 0.54% of loans). At December 31, 2002, the Company had seven non-accrual loans with an aggregate principal balance of $1,436,859 (or 0.50% of loans).

At December 31, 2003, the Company had three delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $807,205 (or 0.27% of loans). At December 31, 2002, the Company had five delinquent loans with an aggregate principal balance of $1,307,482 (or 0.46% of loans).

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

Based on the outstanding balance of the Company's Residential Mortgage Loans at December 31, 2003, and the interest rates on such loans, anticipated annual interest income on the Company's loan portfolio, net of operating expenses, was approximately 104.1% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

If market interest rates remain at or near their recent lows, the Company's ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include further reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate or using principal repayments on Residential Mortgage Loans. However, there can be no assurance that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

There can be no assurance that an interest rate environment in which there is a continued decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

The following table stratifies the Company's loan portfolio by type and calendar year based on the earlier of the next interest rate adjustment or estimated principal payments, including both contractual and anticipated prepayment amounts. Prepayment rates are assumed for the Company's loans based on recent actual and market experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and estimated prepayment schedules. The discount rates used in these analyses are based either on the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest earning operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                                         Expected Maturity/Repricing Date
--------------------------------------------------------------------------------------------------------------------

                                            (Dollars in thousands)
                                                 December 31,
                      -------------------------------------------------------
                        2004      2005      2006      2007      2008    Thereafter   Total    Fair Value
                      --------- --------- --------- --------- --------- ---------- ---------- ----------

Monthly ARMs          $ 47,833  $      -  $      -  $      -  $      -  $       -  $  47,833   $ 49,482
Average Interest Rate     3.45%        -         -         -         -          -       3.45%

One-Year ARMs           12,989         -         -         -         -          -     12,989     13,577
Average Interest Rate     4.16%        -         -         -         -          -       4.16%

Three-Year ARMs         10,347     1,601       276         -         -          -     12,224     12,508
Average Interest Rate     5.36%     6.24%     6.75%        -         -          -       5.50%

Five-Year ARMs          44,268     9,065     2,819     5,765       803          -     62,720     64,289
Average Interest Rate     5.71%     6.96%     6.47%     6.35%     6.19%         -       5.99%

7/1 ARMs                 5,217     3,902     3,285        75         -          -     12,479     12,808
Average Interest Rate     6.80%     6.77%     6.85%     6.75%        -          -       6.80%

10/1 ARMs               16,249     9,189     5,357     3,465     2,049      1,907     38,216     39,244
Average Interest Rate     6.76%     6.78%     6.78%     6.82%     6.80%      6.69%    6.77%

15 & 30-Year
  Fixed Rate            44,902    27,085    15,793     9,198     5,346      7,318    109,642    111,530
Average Interest Rate     6.69%     6.68%     6.68%     6.68%     6.68%      6.67%      6.68%

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

The Company's exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 54.3%) of the Company's Residential Mortgage Loans are loans secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

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

RESULTS OF OPERATIONS

Year 2003 Compared to Year 2002

The Company reported net income of $15,932,123 and $16,497,221 for the years ended December 31, 2003 and 2002, respectively. The decrease in net income is due primarily to a decrease in the average yield of Residential Mortgage Loans.

Total interest income was $17,035,160 and $17,729,403 for the years ended December 31, 2003 and 2002, respectively. Interest income on Residential Mortgage Loans totaled $17,012,620 and $17,643,920 for the years ended December 31, 2003 and 2002, respectively, which represents an average yield on such loans of 5.90% and 6.14%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $288,265,768 and $287,453,466 for the years ended December 31, 2003 and 2002, respectively. The Company would have recorded an additional $49,507 and $56,457 in interest income for the years ended December 31, 2003 and 2002, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $22,540 and $85,483 was recognized on the Company's interest bearing deposits during the years ended December 31, 2003 and 2002, respectively. The decrease was due to a lower average yield on interest bearing deposits, which decreased by 72 basis points (to 0.65% from 1.37%) from the average yield in the 2002 period and a decrease in the average balance of interest bearing deposits to $3,464,460 in the 2003 period from $6,242,020 in the 2002 period.

There were no provisions for loan losses during the years ended December 31, 2003 and 2002.

Operating expenses totaling $1,103,037 and $1,232,182 for the years ended December 31, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors' fees and general and administrative expenses. Loan servicing fees paid to parent were $747,976 and $939,336 for the years ended December 31, 2003 and 2002, respectively. Effective July 1, 2003 the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the years ended December 31, 2003 and 2002 totaled $200,000 for each period. Directors' fees paid were $36,000 and $30,500 for the years ended December 31, 2003 and 2002, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $119,061 and $62,346 for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses is largely due to increases in trustee fees, auditing expenses and New York Stock Exchange expenses.

During the year ended December 31, 2003, the Company's Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2003, the Company's Board of Directors declared a cash dividend of $3,500 per share of Common Stock, which was paid out of the retained earnings of the Company.

Year 2002 Compared to Year 2001

The Company reported net income of $16,497,221 and $19,696,418 for the years ended December 31, 2002 and 2001, respectively. The decrease in net income is due primarily to a decrease in the average yield and, to a lesser extent, a decrease in the average balance of Residential Mortgage Loans.

Total interest income was $17,729,403 and $21,041,424 for the years ended December 31, 2002 and 2001, respectively. Interest income on Residential Mortgage Loans totaled $17,643,920 and $20,875,203 for the years ended December 31, 2002 and 2001, respectively, which represents an average yield on such loans of 6.14% and 7.16%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $287,453,466 and $291,606,584 for the years ended December 31, 2002 and 2001, respectively. The Company would have recorded an additional $56,457 and $37,120 in interest income for the years ended December 31, 2002 and 2001, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $85,483 and $166,221 was recognized on the Company's interest bearing deposits during the years ended December 31, 2002 and 2001, respectively. The decrease was due to a lower average yield on interest bearing deposits, which decreased by 167 basis points (to 1.37% from 3.04%) from the average yield in the 2001 period. Partially offsetting the decrease in other interest income was an increase in the average balance of interest bearing deposits to $6,242,020 in the 2002 period from $5,464,100 in the 2001 period.

There were no provisions for loan losses during the years ended December 31, 2002 and 2001.

The Company recognized a gain of $21,924 on the sale of one REO property during the year ended December 31, 2001.

Operating expenses totaling $1,232,182 and $1,356,557 for the years ended December 31, 2002 and 2001, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors' fees and general and administrative expenses. Loan servicing fees paid to parent of $939,336 and $1,052,549 for the years ended December 31, 2002 and 2001, respectively, were based on a servicing fee rate of 0.375% per annum of the outstanding principal balances of Residential Mortgage Loans, pursuant to the Servicing Agreement. Advisory fees paid to parent for the years ended December 31, 2002 and 2001 totaled $200,000 for each period. Directors' fees paid were $30,500 and $29,000 for the years ended December 31, 2002 and 2001, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $62,346 and $75,008 for the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was due to decreases in trustee fees and auditing expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS

                                                                            Page

(a)  Report of Independent Auditors..........................................F-2

(b)  Statements of Financial Condition at December 31, 2003 and 2002.........F-3

(c)  Statements of Operations for the Years Ended
     December 31, 2003, 2002 and 2001........................................F-4

(d)  Statements of Stockholders' Equity for the Years Ended
     December 31, 2003, 2002 and 2001........................................F-5

(e)  Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001........................................F-6

(f)  Notes to Financial Statements...........................................F-7

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statement of financial condition of Chevy Chase Preferred Capital Corporation (the "Company," a Maryland corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 13, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
McLean, Virginia
March 5, 2004

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF FINANCIAL CONDITION

                                                                December 31,
                                                        ---------------------------
                                                            2003           2002
                                                        ------------   ------------

                                     ASSETS

Cash and interest-bearing deposits                      $  5,411,004   $  2,986,496
Residential mortgage loans (net of allowance
for loan losses of $40,333 for both years)               296,062,742    285,395,464
Accounts receivable from parent                            1,755,369     15,297,140
Accrued interest receivable                                1,031,352      1,138,246
Prepaid expenses                                               6,500          8,000
                                                        ------------   ------------
Total assets                                            $304,266,967   $304,825,346
                                                        ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to others and accrued expenses         $      6,719   $          -
Dividends payable to parent                                  350,000      1,100,000
Dividends payable to others                                3,890,625      3,890,625
                                                        ------------   ------------
Total liabilities                                          4,247,344      4,990,625
                                                        ------------   ------------

Preferred Stock, 10,000,000 shares authorized:
10 3/8% Noncumulative Exchangeable Preferred Stock,
$5 par value, 3,000,000 shares issued and outstanding
(liquidation value of $150,000,000 plus accrued and
unpaid dividends)                                         15,000,000     15,000,000
Common Stock, $1 par value 1,000 shares authorized,
100 shares issued and outstanding                                100            100
Capital contributed in excess of par                     284,999,900    284,834,621
Retained Earnings                                             19,623              -
                                                        ------------   ------------
Total stockholders' equity                               300,019,623    299,834,721
                                                        ------------   ------------
Total liabilities and stockholders' equity              $304,266,967   $304,825,346
                                                        ============   ============

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                          ---------------------------------------
                                             2003          2002          2001
                                          -----------   -----------   -----------
Interest income:
Residential mortgage loans                $17,012,620   $17,643,920   $20,875,203
Other                                          22,540        85,483       166,221
                                          -----------   -----------   -----------

  Total interest income                    17,035,160    17,729,403    21,041,424

Gain on sale of real estate acquired in
 settlement of loans, net                           -            -        21,924
                                          -----------   -----------   -----------

  Total operating income                   17,035,160    17,729,403    21,063,348
                                          -----------   -----------   -----------

Operating expenses:
Loan servicing fees-parent                    747,976       939,336     1,052,549
Advisory fees-parent                          200,000       200,000       200,000
Directors' fees                                36,000        30,500        29,000
General and administrative                    119,061        62,346        75,008
                                          -----------   -----------   -----------
  Total operating expenses                  1,103,037     1,232,182     1,356,557
                                          -----------   -----------   -----------

  Income before income taxes               15,932,123    16,497,221    19,706,791
Provision for income taxes                          -             -        10,373
                                          -----------   -----------   -----------
NET INCOME                                $15,932,123   $16,497,221   $19,696,418
                                          ===========   ===========   ===========
PREFERRED STOCK DIVIDENDS                  15,562,500    15,562,500    15,562,500
                                          -----------   -----------   -----------
EARNINGS AVAILABLE TO
 COMMON STOCKHOLDER                    $   369,623   $   934,721   $ 4,133,918
                                          ===========   ===========   ===========
EARNINGS PER COMMON SHARE                 $  3,696.23   $  9,347.21   $ 41,339.18
                                          ===========   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Capital
                                                         Contributed
                               Preferred     Common       in Excess       Retained     Stockholders'
                                Stock         Stock        of Par         Earnings        Equity
                             ------------   ---------   -------------   ------------   -------------

Balance, December 31, 2000   $ 15,000,000   $     100   $ 284,998,645   $          -   $ 299,998,745

Capital contribution from
common stockholder                      -           -           1,255              -           1,255
Net income                              -           -               -     19,696,418      19,696,418
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A               -           -               -    (15,562,500)    (15,562,500)
Dividends on common stock               -           -        (341,082)    (4,133,918)     (4,475,000)
                             ------------   ---------   -------------   ------------   -------------

Balance, December 31, 2001     15,000,000         100     284,658,818              -     299,658,918

Capital contribution from
common stockholder                      -           -          341,082              -        341,082
Net income                              -           -               -      16,497,221     16,497,221
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A               -           -               -    (15,562,500)    (15,562,500)
Dividends on common stock               -           -        (165,279)      (934,721)     (1,100,000)
                             ------------   ---------   -------------   ------------   -------------

Balance, December 31, 2002     15,000,000         100     284,834,621              -     299,834,721

Capital contribution from
common stockholder                      -           -         165,279              -         165,279
Net income                              -           -               -     15,932,123      15,932,123
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A               -           -               -    (15,562,500)    (15,562,500)
Dividends on common stock               -           -               -       (350,000)       (350,000)
                             ------------   ---------   -------------   ------------   -------------

Balance, December 31, 2003   $ 15,000,000   $     100   $ 284,999,900   $     19,623   $ 300,019,623
                             ============   =========   =============   ============   =============

 The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                         ---------------------------------------------
                                                              2003             2002             2001
                                                         -------------  -------------  -------------
Cash flows from operating activities:

Net income                                               $  15,932,123  $  16,497,221  $  19,696,418

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Gain on sale of real estate acquired in settlement of
loans, net                                                           -              -        (21,924)
(Increase) decrease in accounts receivable from parent      13,541,771     (3,471,532)    (9,305,943)
Decrease in accrued interest receivable                        106,894         58,091        408,642
Decrease in prepaid expenses                                     1,500              -              -
Increase (decrease) in accounts payable to others and
accrued expenses                                                 6,719        (69,050)       (58,351)
                                                         -------------  -------------  -------------
Net cash provided by operating activities                   29,589,007     13,014,730     10,718,842
                                                         -------------  -------------  -------------

Cash flows from investing activities:

Purchases of residential mortgage loans                   (279,698,324)  (173,247,015)   (97,217,311)
Repayments of residential mortgage loans                   269,031,046    175,375,332    107,838,559
Net proceeds from sale of real estate acquired in
settlement of loans                                                  -              -        138,330
                                                         -------------  -------------  -------------
Net cash provided by (used in) investing activities        (10,667,278)     2,128,317     10,759,578
                                                         -------------  -------------  -------------
Cash flows from financing activities:

Capital contribution from common stockholder                   165,279        341,082          1,255
Dividends paid on preferred stock                          (15,562,500)   (15,562,500)   (15,562,500)
Dividends paid on common stock                              (1,100,000)    (2,700,000)    (5,275,000)
                                                         -------------  -------------  -------------
Net cash used in financing activities                      (16,497,221)   (17,921,418)   (20,836,245)
                                                         -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents         2,424,508     (2,778,371)       642,175

Cash and cash equivalents at beginning of year               2,986,496      5,764,867      5,122,692
                                                         -------------  -------------  -------------

Cash and cash equivalents at end of year                 $   5,411,004  $   2,986,496  $   5,764,867
                                                         =============  =============  =============

Supplemental disclosures of cash flow information:

Income taxes paid during the year                        $           -  $           -  $      10,373
                                                         =============  =============  =============

 The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

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

Residential Mortgage Loans:

Residential mortgage loans are carried at amortized cost. Interest income is accrued and recognized based on the terms of each loan.

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 2003 and 2002 totaling $1,589,670 and $1,436,859, respectively.

Allowance for Loan Losses:

Management periodically reviews the loan portfolio and adjusts the allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

Concentrations of Credit:

A majority of the Company's loans are secured by properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amounts of payments by borrowers.

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on a weekly basis. See Note 7.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

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

Income Taxes:

The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust ("REIT") and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "IRC"). Accordingly, the Company is generally not subject to Federal corporate income taxes on its net income (excluding capital gains) to the extent it distributes at least 100% of its annual REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its "REIT taxable income" (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes and it generally intends to fully remit its earnings to the extent of REIT taxable income to its shareholders, no provision for income tax is included in the accompanying financial statements other than income taxes on capital gains.

The Company recognized a capital gain of $21,924 on the sale of one Real Estate Owned ("REO") property during the year ended December 31, 2001. As a result, the Company incurred and paid an income tax liability for the year ended December 31, 2001 of $10,373.

On March 16, 2004, the Company's Board of Directors declared a cash dividend of $426.14 per share of Common Stock, which was paid out of retained earnings of the Company and which will be treated, for tax purposes, as a distribution made in 2003. Including this dividend, the Company will have distributed 100% of its REIT taxable income.

There are two income tests that must be satisfied for each taxable year.
        o At least 75% of the Company's gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;
        o At least 95% of the Company's gross income (excluding income from prohibited transactions) must be from income included under the
           75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (Continued):

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company's taxable year.
        o At least 75% of the value of the Company's total assets must be represented by real estate assets, cash, cash items, and government securities;
        o Not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class; and
        o The value of any one issuer's securities included in the 25% asset class may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company's capital stock may be owned directly or indirectly by five or fewer individuals.

During 2003, the Company met the requirements of each test.

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages ("ARMs") and 15 and 30 year fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage note. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                    December 31,
                             ----------------------------
                                 2003           2002
                             -------------   ------------
Monthly ARMs                  $ 47,833,336   $ 67,406,366
One-Year ARMs                   12,988,634     16,966,406
Three-Year ARMs                 12,224,073     20,126,451
Five-Year ARMs                  62,720,041     58,544,908
7/1 ARMs                        12,478,626     16,056,192
10/1 ARMs                       38,215,901     62,040,642
15 & 30 Year Fixed-Rate        109,642,464     44,294,832
                              ------------   ------------
   Total                       296,103,075    285,435,797
Less:
   Allowance for loan losses        40,333         40,333
                              ------------   ------------
Total                         $296,062,742   $285,395,464
                              ============   ============

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

There was no activity in the allowance for loan losses during the years ended December 31, 2003, 2002 and 2001, and the balance of the allowance for loan losses was $40,333 at the end of each year.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

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

                         If redeemed during the
   12-month period            Redemption
beginning January 15,            Price
---------------------   ----------------------
                 2007        $       52.594
                 2008                52.075
                 2009                51.556
                 2010                51.038
                 2011                50.519
  2012 and thereafter                50.000

NOTE 6 - DIVIDENDS:

During the year ended December 31, 2003, the Company's Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company. The Company's Board of Directors also declared $350,000 of common stock dividends out of retained earnings of the Company.

Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $350,000 were paid subsequent to December 31, 2003.

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

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the "Servicing Agreement"). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon sixty days' notice to the servicer and payment of a termination fee. Effective July 1, 2003, the servicing agreement was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Servicing fees for the years ended December 31, 2003, 2002 and 2001 totaled $747,976, $939,336 and $1,052,549, respectively.

The Company had cash balances of $5,411,004 and $2,986,496 as of December 31, 2003 and 2002, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $22,540, $85,483 and $166,221 for the years ended December 31, 2003, 2002 and 2001, respectively.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

NOTE 8 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company's assets are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company's financial instruments, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Comparability among REITs may be difficult due to the range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

                                          December 31, 2003
                                     ---------------------------
                                       Carrying        Fair
                                        Amount         Value
                                     ------------   ------------
Financial assets:
  Cash and interest-bearing deposits $  5,411,004   $  5,411,004
  Residential mortgage loans, net     296,062,742    303,438,000

                                           December 31, 2002
                                     ---------------------------
                                       Carrying        Fair
                                        Amount         Value
                                     ------------   ------------
Financial assets:
  Cash and interest-bearing deposits $  2,986,496   $  2,986,496
  Residential mortgage loans, net     285,395,464    295,657,000

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2003 and 2002.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2003, 2002 and 2001

NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited):

The quarterly financial data of the Company herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.

                                                               2003
                                                        For the quarter ended
                                      ---------------------------------------------------------
                                        March 31       June 30      September 30   December 31
                                      ------------   ------------   ------------   ------------
OPERATING DATA:

Interest income                       $ 4,251,760    $ 4,205,110    $ 4,238,342    $ 4,339,948
Operating expenses                       (314,218)      (317,611)      (225,497)      (245,711)
                                      ------------   ------------   ------------   ------------
Net income                            $ 3,937,542    $ 3,887,499    $ 4,012,845    $ 4,094,237
                                      ============   ============   ============   ============

Preferred Stock dividends             $ 3,890,625    $ 3,890,625    $ 3,890,625    $ 3,890,625
                                      ------------   ------------   ------------   ------------
Earnings (loss) available to common
stockholders                          $    46,917    $    (3,126)   $   122,220    $   203,612
                                      ============   ============   ============   ============
Earnings (loss) per common share      $    469.17    $    (31.26)   $  1,222.20    $  2,036.12
                                      ============   ============   ============   ============

                                                               2002
                                                        For the quarter ended
                                      ---------------------------------------------------------
                                        March 31       June 30      September 30   December 31
                                      ------------   ------------   ------------   ------------
OPERATING DATA:

Interest income                       $ 4,543,478    $ 4,534,547    $ 4,388,190    $ 4,263,188
Operating expenses                       (315,956)      (311,632)      (302,774)      (301,820)
                                      ------------   ------------   ------------   ------------
Net income                            $ 4,227,522    $ 4,222,915    $ 4,085,416    $ 3,961,368
                                      ============   ============   ============   ============
Preferred Stock dividends             $ 3,890,625    $ 3,890,625    $ 3,890,625    $ 3,890,625
                                      ------------   ------------   ------------   ------------
Earnings available to common
stockholders                          $   336,897    $   332,290    $   194,791    $    70,743
                                      ============   ============   ============   ============
Earnings per common share             $  3,368.97    $  3,322.90    $  1,947.91    $    707.43
                                      ============   ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on the foregoing, the Company's Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

During the three months ended December 31, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors is elected by the Bank, which is the sole holder of common stock of the Company. The holders of the Series A Preferred Shares may elect directors only under certain limited circumstances. See DESCRIPTION OF SERIES A PREFERRED SHARES - Voting Rights. The Board of Directors met four times during the year ended 2003 and all of its members attended at least 80% of the meetings. The Company currently has nine officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company's current directors and/or executive officers.

Name                            Age  Position and Offices Held
------------------------------ ----- ------------------------------------------

B. Francis Saul II...............71  Chairman of the Board, President and Chief
                                        Executive Officer
Alexander R. M. Boyle............66  Director
Stephen R. Halpin, Jr............48  Executive Vice President, Chief Financial
                                        Officer, Treasurer and Director
R. Timothy Hanlon................67  Executive Vice President, General Counsel
                                        and Director
N. Alexander MacColl, Jr.........69  Director

H. Gregory Platts................56  Director

The following is a summary of the experience of the executive officers and/or directors of the Company:

B. FRANCIS SAUL II serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of B. F. Saul Company since 1969. Mr. Saul has served as the Chairman of B. F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 2003, B. F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank's outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of Chevy Chase Financial Limited and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul also serves as a Trustee of the National Geographic Society, a member of the Trustees Council of the National Gallery of Art and an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

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

CODE OF BUSINESS CONDUCT

The Company does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Company. However, the officers of the Company, including the principal executive, financial and accounting officers of the Company, are employees of the Bank and, as such, are bound by the Bank's Code of Business Conduct. The Bank's Code of Business Conduct will be made available to any person who writes the Company requesting a copy.

AUDIT COMMITTEE

The Company's audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of the Company's Independent Directors, H. Gregory Platts and N. Alexander MacColl, Jr. The audit committee met four times during 2003.

The Company's Board of Directors has not designated any member of the audit committee as an "audit committee financial expert." The Board of Directors believes that the Company's business of acquiring, holding and managing Mortgage Assets does not generate accounting issues of sufficient complexity to require the designation of a member of the audit committee as an "audit committee financial expert."

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2003, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2003.

ITEM 11. EXECUTIVE COMPENSATION

Since the Company's inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company's directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2003, each of the Independent Directors earned $6,000 for attending four meetings of the Board of Directors and four meetings of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company had no compensation plan under which its equity securities are authorized for issuance. The following table sets forth, as of March 15, 2004, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2004.

Names and Address of                      Amount of Beneficial  Percent of Class of
Beneficial Owner (1)                           Ownership         Outstanding Shares
----------------------------------------  --------------------  -------------------
Chevy Chase Bank, F.S.B.                          100              Common - 100%

B. Francis Saul II (2)(3)                          0                     0%

Alexander R. M. Boyle (2)                          0                     0%

Stephen R. Halpin, Jr. (2)(3)                    1,000           Preferred - 0.033%

R. Timothy Hanlon (2)(3)                           0                     0%

N. Alexander MacColl, Jr. (2)                      0                     0%

H. Gregory Platts (2)                              0                     0%
    All directors and executive officers
        as a group (6 persons)                   1,000           Preferred - 0.033%
__________

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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2003 totaled $200,000. See "Business - The Advisor."

The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2003 totaled $747,976. See "Business - Servicing."

The Company had cash balances of $5,411,004 as of December 31, 2003 held in various deposit accounts with the Bank. Interest earned on these accounts was $22,540 for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The firm of Ernst & Young LLP has examined the financial statements of the Company for the period from January 1, 2002 to December 31, 2003. Ernst & Young LLP reports to, and is engaged at the direction of, the Audit Committee. The aggregate fees billed by Ernst & Young LLP during the years ended December 31, 2003 and 2002 are as follows:

                                                   December 31,
                                       ---------------------------------
    Types of Fees and Services               2003              2002
    -------------------------------    ---------------    --------------
    Audit                                   $  26,392         $  12,429

    Tax (1)                                     4,000             3,675
                                       ---------------    --------------
        Total                               $  30,392         $  16,104
                                       ===============    ==============

(1) Fees and services related to federal and state income tax returns, tax advice and tax planning.

The Audit Committee approves, in advance, the engagement of the independent accountants to provide services to the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                (a)(1)    The following financial statements of the Company are included in Item 8 of this report:

                              Report of Independent Auditors
                              Statements of Financial Condition at December 31, 2003 and 2002
                              Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
                              Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
                              Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
                              Notes to Financial Statements

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

                10.4          Amendment to Servicing Agreement as modified on June 17, 2003 effective July 1, 2003 (incorporated herein by reference to Exhibit 10.4 of the Company's report on Form 10-Q for the quarterly period ended June 30, 2003).

            *  12.1          Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.
            *  31.1          Rule 13a-14(a) / 15d - 14(a) Certifications of Chief Executive Officer.
            *  31.2          Rule 13a-14(a) / 15d - 14(a) Certifications of Chief Financial Officer.
            *  32.1          Section 1350 Certifications of Chief Executive Officer.
            *  32.1          Section 1350 Certifications of Chief Financial Officer.
                (b)             No reports on Form 8-K were issued during the three months ended December 31, 2003.

__________________
*Filed herewith.

EXHIBIT 12.1

CHEVY CHASE PREFERRED CAPITAL CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
AND PREFERRED STOCK DIVIDEND REQUIREMENTS

                                                     (in thousands, except ratio data)
                                                  As of or for the year ended December 31,
                                         -----------------------------------------------------------
                                            2003        2002        2001        2000        1999
                                         ----------- ----------- ----------- ----------- -----------
Net income                               $   15,932  $   16,497  $   19,696  $   20,811  $   20,083
Fixed charges                                     -           -           -           -           -
                                         ----------- ----------- ----------- ----------- -----------
Earnings before fixed charges            $   15,932  $   16,497  $   19,696  $   20,811  $   20,083
                                         =========== =========== =========== =========== ===========

Fixed charges, as above                  $        -  $        -  $        -  $        -  $        -
Preferred stock dividend requirements        15,563      15,563      15,563      15,563      15,563
                                         ----------- ----------- ----------- ----------- -----------
Fixed charges including preferred stock
   dividends                             $   15,563  $   15,563  $   15,563  $   15,563  $   15,563
                                         =========== =========== =========== =========== ===========

Ratio of earnings to fixed charges and
   Preferred stock dividend requirements      1.02x       1.06x       1.27x       1.34x      1.29x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on March 24,2004.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

March 24,2004                        By:  /s/ B. Francis Saul II
                                          -------------------------------------
                                          B. Francis Saul II
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                            DATE
------------------------------------------------------------------------------------------

/s/ Alexander R.M. Boyle                    Director                       March 24,2004
------------------------------
Alexander R.M. Boyle

/s/ Joel A. Friedman                    Senior Vice President              March 24,2004
------------------------------             and Controller
Joel A. Friedman                    (Principal Accounting Officer)

/s/ Stephen R. Halpin, Jr.           Executive Vice President and          March 24,2004
------------------------------          Chief Financial Officer
Stephen R. Halpin, Jr.              (Principal Financial Officer)

/s/ R. Timothy Hanlon              Director, Executive Vice President      March 24,2004
------------------------------           and General Counsel
R. Timothy Hanlon

/s/ N. Alexander MacColl, Jr.               Director                       March 24,2004
------------------------------
N. Alexander MacColl, Jr.

/s/ H. Gregory Platts                       Director                       March 24,2004
-------------------------------
H. Gregory Platts

/s/ B. Francis Saul II             Chairman of the Board of Directors,     March 24,2004
-------------------------------   President and Chief Executive Officer
B. Francis Saul II                   (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

         1.    I have reviewed this annual report on Form 10-K for the year ending December 31, 2003 of Chevy
               Chase Preferred Capital Corporation;

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

         4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                      a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                      b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                      c)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

         5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                      b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 24,2004                                    /s/ B. FRANCIS SAUL II
                                                 --------------------------------------
                                                 B. Francis Saul II
                                                 Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

         1.    I have reviewed this annual report on Form 10-K for the year ending December 31, 2003 of Chevy
               Chase Preferred Capital Corporation;

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

         4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                      a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                      b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                      c)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

         5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                      a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                      b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 24,2004                                    /s/ STEPHEN R. HALPIN, JR.
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2003 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a) or
              15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of
              operations of the Company.

March 24,2004                                     /s/  B. FRANCIS SAUL II
                                                  -------------------------------------
                                                  B. Francis Saul II
                                                  Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2003 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a) or
              15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of
              operations of the Company.

March 24,2004                                 /s/ STEPHEN R. HALPIN, JR.
                                              --------------------------------------------------
                                              Stephen R. Halpin, Jr.
                                              Executive Vice President and Chief Financial Officer