Form 10-Q
period 2004-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2004-08-12
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of July 15, 2004. All of such shares were owned by Chevy Chase Bank; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1. Financial Statements:.......................................................1
         (a) Statements of Financial Condition as of June 30, 2004 and
               December 31, 2003....................................................2
         (b) Statements of Operations for the Three and Six Months Ended
               June 30, 2004 and 2003 ..............................................3
         (c) Statement of Stockholders' Equity for the Six Months
               Ended June 30, 2004..................................................4
         (d) Statements of Cash Flows for the Six Months Ended
               June 30, 2004 and 2003 ..............................................5
         (e) Notes to Financial Statements..........................................6

Item 2.  Management’s Discussion and Analysis of Financial

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................12

Item 2.  Changes in Securities.....................................................12

Item 3.  Defaults Upon Senior Securities...........................................12

Item 4.  Submission of Matters to a Vote of Security Holders.......................12

Item 5.  Other Information.........................................................12

Item 6.  Exhibits and Reports on Form 8-K..........................................12

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. Such unaudited financial statements and notes should be read in conjunction with the Company’s financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2004 (the “2003 10-K”).

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                                   June 30,       December 31,
                                                                     2004            2003
                                                                 --------------  -------------
                                                                  (Unaudited)
                                                  ASSETS

Cash and interest-bearing deposits                             $       166,953   $     5,411,004
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                             300,327,922       296,062,742
Accounts receivable from parent                                      2,598,873         1,755,369
Accrued interest receivable                                          1,157,911         1,031,352
Prepaid expenses                                                        16,041             6,500
                                                               -----------------   -------------
         Total assets                                          $   304,267,700   $   304,266,967
                                                               ================  ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable to others and accrued expenses                $        29,650   $         6,719
Dividends payable to parent                                                  -           350,000
Dividends payable to others                                          3,890,625         3,890,625
                                                               ----------------  ----------------
    Total liabilities                                                3,920,275         4,247,344
                                                               ----------------  ----------------

Stockholders' Equity:
Preferred Stock, 10,000,000 shares authorized:
   10d% Noncumulative Exchangeable Preferred
   Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding
   (liquidation value of $150,000,000 plus accrued and unpaid
   dividends)                                                       15,000,000         15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares
   issued and outstanding                                                  100                100
Capital contributed in excess of par                               284,999,900        284,999,900
Retained earnings                                                      347,425             19,623
                                                               ---------------   ----------------
Total stockholders' equity                                         300,347,425        300,019,623
                                                               ---------------   ----------------

         Total liabilities and stockholders' equity            $   304,267,700    $   304,266,967
                                                               ===============   ================

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended             Six Months Ended
                                             June 30,                     June 30,
                                   ---------------------------  --------------------------
                                       2004          2003          2004          2003
                                   ------------- -------------  ------------ -------------
Interest Income

   Residential mortgage loans      $  4,298,043  $  4,199,260  $  8,651,523  $   8,441,032
   Other                                  3,408         5,850         5,124         15,838
                                   ------------- ------------- ------------- --------------
     Total income                     4,301,451     4,205,110     8,656,647      8,456,870
                                   ------------- ------------- ------------- --------------

Operating Expenses

   Loan servicing fees - parent         161,832       220,743       318,076         447,351
   Advisory fees - parent                50,000        50,000       100,000         100,000
   Directors' fees                        7,251        10,250        16,751          18,250
   General and administrative            34,959        36,618        70,154          66,228
                                   ------------- ------------- ------------- ---------------

     Total operating expenses           254,042       317,611       504,981         631,829
                                   ------------- ------------- ------------- ---------------
NET INCOME                         $  4,047,409  $  3,887,499  $  8,151,666    $  7,825,041
                                   ============= ============= ============= ===============

PREFERRED STOCK DIVIDENDS             3,890,625     3,890,625     7,781,250       7,781,250
                                   ------------- ------------- ------------- ---------------

EARNINGS (LOSS) AVAILABLE TO
   COMMON STOCKHOLDER                  $156,784  $    (3,126)  $    370,416      $   43,791
                                   ============= ============  ============= ===============

AVERAGE COMMON SHARES                       100          100            100             100
                                   ============= ============  ============= ===============

EARNINGS (LOSS) PER COMMON SHARE   $   1,567.84  $    (31.26)  $   3,704.16  $       437.91
                                   ============= ============  ============= ===============

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                             Capital
                                                            Contributed                        Total
                              Preferred       Common         In Excess        Retained     Stockholders'
                                Stock         Stock           of Par          Earnings        Equity
                           ---------------- ------------ --------------- -------------- ------------------

Balance, December 31, 2003    $ 15,000,000     $   100    $ 284,999,900     $   19,623      $ 300,019,623

Net income                               -           -                -      8,151,666          8,151,666

Dividends on common stock                -           -                -        (42,614)           (42,614)

Dividends on 10d%
  Noncumulative Exchangeable
  Preferred Stock, Series A              -           -                -     (7,781,250)        (7,781,250)
                            ---------------- ----------- --------------- -------------- ------------------

Balance, June 30, 2004         $ 15,000,000     $   100   $ 284,999,900     $  347,425      $ 300,347,425
                           ================= =========== =============== ============== ==================

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                ----------------------------------------

                                                                       2004                 2003
                                                                -------------------   ------------------
Cash flows from operating activities:

Net income                                                           $  8,151,666         $  7,825,041
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase in accounts receivable from parent                         (843,504)          (4,766,676)
     Increase in accrued interest receivable                             (126,559)             (24,015)
     Increase in prepaid expenses                                          (9,541)             (13,500)
     Increase in accounts payable to others and accrued expenses           22,931               32,120
     Increase in accounts payable to parent                                     -               50,000
                                                                 -------------------  -------------------
     Net cash provided by operating activities                          7,194,993            3,102,970
                                                                 -------------------  -------------------

Cash flows from investing activities:

     Purchases of residential mortgage loans                          (75,351,563)         (128,228,478)
     Repayments of residential mortgage loans                          71,086,383           130,900,038
                                                                -------------------    -------------------
     Net cash provided by (used in) investing activities               (4,265,180)            2,671,560
                                                                -------------------     -------------------

Cash flows from financing activities:

     Capital contribution from common stockholder                               -               165,279
     Dividends paid on preferred stock                                 (7,781,250)           (7,781,250)
     Dividends paid on common stock                                      (392,614)           (1,100,000)
                                                               -------------------      -------------------
     Net cash used in financing activities                             (8,173,864)           (8,715,971)
                                                                -------------------      -------------------

Net decrease in cash and cash equivalents                              (5,244,051)           (2,941,441)
Cash and cash equivalents at beginning of period                        5,411,004             2,986,496
                                                                -------------------      -------------------
Cash and cash equivalents at end of period                            $   166,953           $    45,055
                                                                ===================      ===================

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally insured stock savings bank, owns all of the Company’s common stock. The Bank is in compliance with its regulatory capital requirements.

NOTE 2 – RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages (“ARMs”) and fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage notes. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                                        June 30,              December 31,
                                                          2004                    2003
                                                   -------------------  -------------------
          Monthly ARMs                               $     38,274,042     $     47,833,336
          One-year ARMs                                    19,467,017           12,988,634
          Three-year ARMs                                  13,177,455           12,224,073
          Five-year ARMs                                   67,798,487           62,720,041
          7/1 ARMs                                          8,874,937           12,478,626
          10/1 ARMs                                        25,041,489           38,215,901
          Fixed-rate                                      127,734,828          109,642,464
                                                   -------------------  -------------------
               Total                                      300,368,255          296,103,075
          Less:
               Allowance for loan losses                       40,333               40,333
                                                   -------------------  -------------------
               Total                                 $    300,327,922     $    296,062,742
                                                   ===================  ===================

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company’s 10d% Noncumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events) and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During the three and six months ended June 30, 2004, the Company’s Board of Directors declared cash dividends of $3,890,625 and $7,781,250, respectively, on the Company’s preferred stock out of the retained earnings of the Company. Dividends were paid on April 15 and July 15, 2004.

During the six months ended June 30, 2004, the Company’s Board of Directors declared cash dividends of $42,614 on the Company’s common stock out of retained earnings of the Company. The dividend was paid April 15, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans at June 30, 2004 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company’s loan portfolio was approximately 103.7% of the projected annual dividend on the Series A Preferred Shares.

If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Residential Mortgage Loans

At June 30, 2004 and December 31, 2003, the Company had $300,327,922 and $296,062,742, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the six months ended June 30, 2004, Residential Mortgage Loan purchases were $75,351,563 and principal collections were $71,086,383. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At June 30, 2004, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $508,121 (or 0.17% of loans). At December 31, 2003, the Company had five non-accrual loans with an aggregate principal balance of $1,589,670 (or 0.54% of loans).

At June 30, 2004, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $832,867 (or 0.28% of loans). At December 31, 2003, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $807,205 (or 0.27% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the three months ended June 30, 2004 and 2003. The balance of the allowance for loan losses was $40,333 at June 30, 2004 and 2003.

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus “locking in” a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. In recent years, primarily as a result of a decline in interest rates, the Company has experienced an increase in conversions of ARMs to fixed-rate mortgages and in prepayments on its Residential Mortgage Loans. If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage.” The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company’s market risk disclosures from the disclosures made in the 2003 10-K.

Significant Concentration of Credit Risk

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry.

The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 54.0%) of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company expects to pay dividends on the Series A Preferred Shares out of cash generated from operating activities. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” our anticipated annual income, based on our mortgage loan portfolio at June 30, 2004, is 103.7% of the projected annual dividend on the Series A Preferred Shares. If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate, or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Notwithstanding the foregoing, the Company believes that it will be able to continue to meet the requirements to be treated as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of June 30, 2004.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its “REIT taxable income” (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2004, the Company met the requirements of all applicable tests.

No income tax was paid during either of the six month periods ended June 30, 2004 and 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

During the three months ended June 30, 2004 and 2003, the Company reported net income of $4,047,409 and $3,887,499, respectively.

Total interest income was $4,301,451 for the three months ended June 30, 2004 (the “2004 quarter”) compared to $4,205,110 for the three months ended June 30, 2003 (the “2003 quarter”). Interest income on Residential Mortgage Loans totaled $4,298,043 for the 2004 quarter compared to $4,199,260 for the 2003 quarter. The increase in interest income resulted from higher average balances of loans receivable, which was partially offset by a decrease in the average yield on such loans to 5.79% in the 2004 quarter from 5.92% in the 2003 quarter. The average balance of the Residential Mortgage Loan portfolio was $297,107,068 in the 2004 quarter compared to $283,746,820 in the 2003 quarter. The Company would have recorded an additional $6,026 and $5,307 in interest income for the three months ended June 30, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $3,408 and $5,850 was recognized on the Company’s interest bearing deposits during the three months ended June 30, 2004 and 2003, respectively. The decrease was due to lower average balances which was partially offset by higher average yields on the interest bearing deposits during the 2004 quarter.

No provision for loan losses was recorded for the three months ended June 30, 2004 and 2003.

Operating expenses totaling $254,042 and $317,611 for the three months ended June 30, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $161,832 and $220,743, for the three months ended June 30, 2004 and 2003, respectively. The decrease in the 2004 quarter was due to the fact that, effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the three months ended June 30, 2004 and 2003 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended June 30, 2004 and 2003 were $7,251 and $10,250, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $34,959 and $36,618 for the three months ended June 30, 2004 and 2003, respectively.

On June 15, 2004, the Company’s Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on July 15, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

During the six months ended June 30, 2004 and 2003, the Company reported net income of $8,151,666 and $7,825,041, respectively.

Total interest income was $8,656,647 for the six months ended June 30, 2004 (the “2004 period”) compared to $8,456,870 for the six months ended June 30, 2003 (the “2003 period”). Interest income on Residential Mortgage Loans totaled $8,651,523 for the six months ended June 30, 2004, compared to $8,441,032 for the six months ended June 30, 2003. The increase in interest income resulted from higher average balances of loans receivable, which was partially offset by a decrease in the average yield on such loans to 5.80% in the 2004 period from 5.94% in the 2003 period. The average balance of the Residential Mortgage Loan portfolio was $298,167,996 in the 2004 period compared to $284,092,577 in the 2003 period. The Company would have recorded an additional $8,572 and $16,634 in interest income for the six months ended June 30, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $5,124 and $15,838 was recognized on the Company’s interest bearing deposits during the six months ended June 30, 2004 and 2003, respectively. The decrease was due to lower average balances which were partially offset by higher average yields on the interest bearing deposits during the 2004 period.

No provision for loan losses was recorded for the six months ended June 30, 2004 and 2003.

Operating expenses totaling $504,981 and $631,829 for the six months ended June 30, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent were $318,076 and $447,351 for the six months ended June 30, 2004 and 2003. The decrease in the 2004 period was due to the fact that, effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee rate to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the six months ended June 30, 2004 and 2003 totaled $100,000 for each period. Directors’ fees paid for the six months ended June 30, 2004 and 2003 totaled $16,751 and $18,250, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $70,154 and $66,228 for the six months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is largely due to increases in the fees paid to the Company’s external auditors and the New York Stock Exchange.

During the six months ended June 30, 2004, the Company’s Board of Directors declared $7,781,250 of preferred stock dividends and $42,614 of common stock dividends out of the retained earnings of the Company.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk,” which is hereby incorporated herein by reference.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under SEC regulations is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the SEC, which the Company must comply with under SEC regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of June 30, 2004.

Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

During the three months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not the subject of any material litigation. None of the Company, the Bank or any affiliate of the Bank is currently involved in nor, to the Company’s knowledge, is currently threatened with any material litigation with respect to the Residential Mortgage Loans included in the portfolio, other than routine litigation arising in the ordinary course of business, most of which is covered by liability insurance.

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

Exhibit
   No.          Exhibit
------------------------
   11          Computation of Earnings Per Common Share included in Part I, Item 1 of this report.
   31.1        Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
   31.2        Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
   32.1        Section 1350 Certification of Chief Executive Officer.
   32.2        Section 1350 Certification of Chief Financial Officer.

(b) No reports on Form 8-K were filed during the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

August 12, 2004                                     By:  /s/ ALEXANDER R. M. BOYLE
                                                         Alexander R. M. Boyle
                                                         Vice Chairman of the Board

August 12, 2004                                     By:  /s/ STEPHEN R. HALPIN, JR.
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

August 12, 2004                                     By:  /s/ JOEL A. FRIEDMAN
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2004 of Chevy
         Chase Preferred Capital Corporation;

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

August 12, 2004                                      /s/ B. FRANCIS SAUL II
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2004 of Chevy
         Chase Preferred Capital Corporation;

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

August 12, 2004                                      /s/ STEPHEN R. HALPIN, JR.
                                                     Stephen R. Halpin, Jr.
                                                     Executive Vice President, Treasurer
                                                     and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
                Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2004                                      /s/ B. FRANCIS SAUL II
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
                Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2004                                               /s/ STEPHEN R. HALPIN, JR.
                                                              Stephen R. Halpin, Jr.
                                                              Executive Vice President, Treasurer
                                                              and Chief Financial Officer