Form 10-Q
period 2004-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2004-11-15
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

Commission File Number: 001-12477

CHEVY CHASE PREFERRED CAPITAL CORPORATION

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of October 15, 2004. All of such shares were owned by Chevy Chase Bank; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1. Financial Statements:.....................................................   1
         (a) Statements of Financial Condition as of September 30, 2004 and
               December 31, 2003.................................................... 2
         (b) Statements of Operations for the Three and Nine Months Ended
               September 30, 2004 and 2003 ..........................................3
         (c) Statement of Stockholders' Equity for the Nine Months
               Ended September 30, 2004..............................................4
         (d) Statements of Cash Flows for the Nine Months Ended
               September 30, 2004 and 2003 ..........................................5
         (e) Notes to Financial Statements.......................................... 6

Item 2.  Management’s Discussion and Analysis of Financial
            Condition and Results of Operations......................................7

Item 2.  Management’s Discussion and Analysis of Financial

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................12

Item 3.  Defaults Upon Senior Securities............................................12

Item 4.  Submission of Matters to a Vote of Security Holders........................12

Item 5.  Other Information..........................................................12

Item 6.  Exhibits and Reports on Form 8-K...........................................12

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                         September 30,           December 31,
                                                             2004                    2003
                                                      ----------------------   --------------------
                                                           (Unaudited)
                                           ASSETS

Cash and interest-bearing deposits                           $    3,652,063          $    5,411,004
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                          298,749,857             296,062,742
Accounts receivable from parent                                     860,541               1,755,369
Accrued interest receivable                                       1,130,028               1,031,352
Prepaid expenses                                                     13,021                   6,500
                                                          -----------------         ---------------
         Total assets                                       $   304,405,510         $   304,266,967
                                                          =================         ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable to others and accrued expenses             $        61,181           $       6,719
Dividends payable to parent                                           -                     350,000
Dividends payable to others                                       3,890,625               3,890,625
                                                            ---------------          --------------
    Total liabilities                                             3,951,806               4,247,344
                                                            ---------------          --------------

Stockholders' Equity:
Preferred Stock, 10,000,000 shares authorized:
   10 3/8% Noncumulative Exchangeable Preferred
   Stock, Series A, $5 par value, 3,000,000 shares
   issued and outstanding (liquidation value of
   $150,000,000 plus accrued and unpaid dividends)               15,000,000              15,000,000
Common stock, $1 par value, 1,000 shares authorized,
   100 shares issued and outstanding                                    100                     100
Capital contributed in excess of par                            284,999,900             284,999,900
Retained earnings                                                   453,704                  19,623
                                                            ---------------          --------------
Total stockholders' equity                                      300,453,704             300,019,623
                                                            ---------------         ---------------
         Total liabilities and stockholders' equity         $   304,405,510         $   304,266,967
                                                           =================        ===============

               See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended Nine Months Ended September 30, September 30, ------------------------- -------------------------- 2004 2003 2004 2003 ----------- ---------- ----------- ------------ Interest Income Residential mortgage loans $ 4,256,960 $ 4,235,601 $ 12,908,483 $ 12,676,633 Other 2,134 2,741 7,258 18,579 ------------ ------------ ----------- ------------ Total income 4,259,094 4,238,342 12,915,741 12,695,212 ------------ ------------ ------------ ------------ Operating Expenses Loan servicing fees - parent 167,393 141,925 485,469 589,276 Advisory fees - parent 50,000 50,000 150,000 150,000 Directors' fees 8,000 9,750 24,751 28,000 General and administrative 36,797 23,822 106,951 90,050 ---------- ------------ ------------ ------------ Total operating expenses 262,190 225,497 767,171 857,326 ----------- ------------ ------------ ------------ NET INCOME $ 3,996,904 $ 4,012,845 $ 12,148,570 $ 11,837,886 ============ ============ ============ ============ PREFERRED STOCK DIVIDENDS 3,890,625 3,890,625 11,671,875 11,671,875 ------------ ------------ ------------ ------------ EARNINGS AVAILABLE TO COMMON STOCKHOLDER $ 106,279 $ 122,220 $ 476,695 $ 166,011 ============ ============ =========== ============ AVERAGE COMMON SHARES 100 100 100 100 ============ ============ =========== ============ EARNINGS PER COMMON SHARE $ 1,062.79 $ 1,222.20 $ 4,766.95 $ 1,660.11 ============ ============ =========== ============ See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

Capital Contributed Total Preferred Common In Excess Retained Stockholders' Stock Stock of Par Earnings Equity --------------------------------------------------------------------------------- Balance, December 31, 2003 $ 15,000,000 $ 100 $ 284,999,900 $ 19,623 $ 300,019,623 Net income - - - 12,148,570 12,148,570 Dividends on common stoc - - - (42,614) (42,614) Dividends on 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A - - - (11,671,875) (11,671,875) --------------------------------------------------------------------------------- Balance, September 30, 2004 $ 15,000,000 $ 100 $ 284,999,900 $ 453,704 $ 300,453,704 ================================================================================= See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                --------------------------------------------
                                                                      2004                     2003
                                                                -------------------      -------------------
Cash flows from operating activities:
Net income                                                          $ 12,148,570            $  11,837,886
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Decrease in accounts receivable from parent                         894,828                9,415,420
     Increase in accrued interest receivable                            (98,676)                (132,059)
     Increase in prepaid expenses                                        (6,521)                  (2,250)
     Increase in accounts payable to others and accrued expenses          54,462                   59,114
     Increase in accounts payable to parent                                    -                   20,800
                                                                 ---------------            -------------
     Net cash provided by operating activities                        12,992,663               21,198,911
                                                                 ---------------            -------------

Cash flows from investing activities:

     Purchases of residential mortgage loans                       (106,060,522)            (229,611,053)
     Repayments of residential mortgage loans                        103,373,407              221,585,800
                                                                  --------------            -------------
     Net cash used in investing activities                           (2,687,115)              (8,025,253)
                                                                  --------------            -------------

Cash flows from financing activities:

     Capital contribution from common stockholder                              -                  165,279
     Dividends paid on preferred stock                              (11,671,875)             (11,671,875)
     Dividends paid on common stock                                    (392,614)              (1,100,000)
                                                                   --------------           -------------
     Net cash used in financing activities                          (12,064,489)             (12,606,596)
                                                                   --------------           -------------

Net increase (decrease) in cash and cash equivalents                 (1,758,941)                  567,062
Cash and cash equivalents at beginning of period                      5,411,004                 2,986,496
                                                                   -------------            -------------
Cash and cash equivalents at end of period                         $  3,652,063              $  3,553,558
                                                                  ==============            =============

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

                                                     September 30,                 December 31,
                                                         2004                          2003
                                                  --------------------       --------------------
          Monthly ARMs                            $     36,330,992              $    47,833,336
          One-year ARMs                                 16,589,683                   12,988,634
          Three-year ARMs                               13,709,994                   12,224,073
          Five-year ARMs                                87,378,441                   62,720,041
          7/1 ARMs                                       7,318,489                   12,478,626
          10/1 ARMs                                     19,385,196                   38,215,901
          Fixed-rate                                   118,077,395                  109,642,464
                                                  ---------------------        --------------------
               Total                                   298,790,190                  296,103,075
          Less:
               Allowance for loan losses                    40,333                       40,333
                                                  ---------------------       ---------------------
               Total                              $    298,749,857              $    296,062,742
                                                  =====================       =====================

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company’s 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are not redeemable until January 15, 2007 (except upon the occurrence of certain tax events) and are redeemable thereafter at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2004, the Company’s Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company’s preferred stock out of the retained earnings of the Company. Dividends were paid on April 15, July 15 and October 15, 2004.

During the nine months ended September 30, 2004, the Company’s Board of Directors declared cash dividends of $42,614 on the Company’s common stock out of retained earnings of the Company. The dividend was paid April 15, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at September 30, 2004 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company’s loan portfolio was approximately 102.6% of the projected annual dividend on the Series A Preferred Shares.

If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient funds available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Residential Mortgage Loans

At September 30, 2004 and December 31, 2003, the Company had $298,749,857 and $296,062,742, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the nine months ended September 30, 2004, Residential Mortgage Loan purchases were $106,060,522 and principal collections were $103,373,407. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At September 30, 2004, the Company had four non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,318,997 (or 0.44% of loans). At December 31, 2003, the Company had five non-accrual loans with an aggregate principal balance of $1,589,670 (or 0.54% of loans).

At September 30, 2004, the Company had seven loans which were delinquent 30-89 days with an aggregate principal balance of $901,294 (or 0.30% of loans). At December 31, 2003, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $807,205 (or 0.27% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the three months ended September 30, 2004 and 2003. The balance of the allowance for loan losses was $40,333 at September 30, 2004 and 2003.

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus “locking in” a fixed interest rate at a time when interest rates may have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages.

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

The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 51.4%) of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company expects to pay dividends on the Series A Preferred Shares out of cash generated from operating activities. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” our anticipated annual income, based on our mortgage loan portfolio at September 30, 2004, is 102.6% of the projected annual dividend on the Series A Preferred Shares. If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient funds available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate, or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Notwithstanding the foregoing, the Company believes that it will be able to continue to meet the requirements to be treated as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of September 30, 2004.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its REIT taxable income (not including capital gains) for that year to stockholders, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2004, the Company met the requirements of all applicable tests.

No income tax was paid during either of the nine month periods ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

During the three months ended September 30, 2004 and 2003, the Company reported net income of $3,996,904 and $4,012,845, respectively.

Total interest income was $4,259,094 for the three months ended September 30, 2004 (the “2004 quarter”) compared to $4,238,342 for the three months ended September 30, 2003 (the “2003 quarter”). Interest income on Residential Mortgage Loans totaled $4,256,960 for the 2004 quarter compared to $4,235,601 for the 2003 quarter. The increase in interest income resulted from higher average balances of loans receivable, which was partially offset by a decrease in the average yield on such loans to 5.72% in the 2004 quarter from 5.84% in the 2003 quarter. The average balance of the Residential Mortgage Loan portfolio was $297,793,618 in the 2004 quarter compared to $290,118,557 in the 2003 quarter. The Company would have recorded an additional $8,142 and $22,371 in interest income for the three months ended September 30, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $2,134 and $2,741 was recognized on the Company’s interest bearing deposits during the three months ended September 30, 2004 and 2003, respectively. The decrease was due to lower average balances of interest bearing deposits which was partially offset by higher average yields during the 2004 quarter.

No provision for loan losses was recorded for the three months ended September 30, 2004 and 2003.

Operating expenses totaling $262,190 and $225,497 for the three months ended September 30, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $167,393 and $141,925, for the three months ended September 30, 2004 and 2003, respectively. The increase in loan servicing fees paid to parent for the quarter ended September 30, 2004 is attributable to an increase in Residential Mortgage Loans. Advisory fees paid to parent for the three months ended September 30, 2004 and 2003 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended September 30, 2004 and 2003 were $8,000 and $9,750, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $36,797 and $23,822 for the three months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is largely due to increases in fees paid to the Company’s external auditors and legal expenses.

On September 14, 2004, the Company’s Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on October 15, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004 and 2003, the Company reported net income of $12,148,570 and $11,837,886, respectively.

Total interest income was $12,915,741 for the nine months ended September 30, 2004 (the “2004 period”) compared to $12,695,212 for the nine months ended September 30, 2003 (the “2003 period”). Interest income on Residential Mortgage Loans totaled $12,908,483, for the nine months ended September 30, 2004, compared to $12,676,633 for the nine months ended September 30, 2003. The increase in interest income resulted from higher average balances of loans receivable, which was partially offset by a decrease in the average yield on such loans to 5.77% in the 2004 period from 5.91% in the 2003 period. The average balance of the Residential Mortgage Loan portfolio was $298,043,203 in the 2004 period compared to $286,101,237 in the 2003 period. The Company would have recorded an additional $21,572 and $39,005 in interest income for the nine months ended September 30, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $7,258 and $18,579 was recognized on the Company’s interest bearing deposits during the nine months ended September 30, 2004 and 2003, respectively. The decrease was due to lower average balances of interest bearing deposits which was partially offset by higher average yields during the 2004 period.

No provision for loan losses was recorded for the nine months ended September 30, 2004 and 2003.

Operating expenses totaling $767,171 and $857,326 for the nine months ended September 30, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $485,469 and $589,276 for the nine months ended September 30, 2004 and 2003. The decrease in the 2004 period was due to the fact that, effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee rate to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the nine months ended September 30, 2004 and 2003 totaled $150,000 for each period. Directors’ fees paid for the nine months ended September 30, 2004 and 2003 totaled $24,751 and $28,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $106,951 and $90,050 for the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is largely due to increases in transfer agent fees and legal expenses.

During the nine months ended September 30, 2004, the Company’s Board of Directors declared $11,671,875 of preferred stock dividends and $42,614 of common stock dividends out of the retained earnings of the Company.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2004. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

During the three months ended September 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation. Neither the Company, the Bank, nor any affiliate of the Bank is involved in any pending or threatened material litigation with respect to the Residential Mortgage Loans.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

November 15, 2004                                   By:  /s/ ALEXANDER R. M. BOYLE
                                                         --------------------------------
                                                         Alexander R. M. Boyle
                                                         Vice Chairman of the Board

November 15, 2004                                   By:  /s/ STEPHEN R. HALPIN, JR.
                                                         --------------------------------
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

November 15, 2004                                   By:  /s/ JOEL A. FRIEDMAN
                                                         --------------------------------
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2004 of Chevy Chase Preferred
         Capital Corporation;

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

November 15, 2004                                    /s/ B. FRANCIS SAUL II
                                                     ------------------------------------------
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2004 of Chevy Chase Preferred
         Capital Corporation;

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

November 15, 2004                                    /s/ STEPHEN R. HALPIN, JR.
                                                     ---------------------------------
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 15, 2004                                    /s/ B. FRANCIS SAUL II
                                                     -----------------------------------
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 15, 2004                                    /s/ STEPHEN R. HALPIN, JR.
                                                     --------------------------------
                                                     Stephen R. Halpin, Jr.
                                                     Executive Vice President, Treasurer
                                                     and Chief Financial Officer