Form 10-Q
period 2004-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2005-02-28
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of April 15, 2004. All of such shares were owned by Chevy Chase Bank; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          ------
Item 1. Financial Statements:.................................................1
        (a) Statements of Financial Condition as of March 31, 2004 and
               December 31, 2003..............................................2
        (b) Statements of Operations for the Three Months Ended
               March 31, 2004 and 2003 .......................................3
        (c) Statement of Stockholders' Equity for the Three Months
               Ended March 31, 2004...........................................4
        (d) Statements of Cash Flows for the Three Months Ended
               March 31, 2004 and 2003 .......................................5
        (e) Notes to Financial Statements.....................................6

Item 2.  Management’s Discussion and Analysis of Financial

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,       December 31,
                                                                      2004             2003
                                                                 --------------   --------------
                                                                  (Unaudited)
                                                  ASSETS

Cash and interest-bearing deposits                               $     148,201    $   5,411,004
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                             299,904,031      296,062,742
Accounts receivable from parent                                      2,955,639        1,755,369
Accrued interest receivable                                          1,103,962        1,031,352
Prepaid expenses                                                        29,063            6,500
                                                                 --------------   --------------
         Total assets                                            $ 304,140,896    $ 304,266,967
                                                                 ==============   ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to others and accrued expenses                  $      17,016    $       6,719
Dividends payable to parent                                             42,614          350,000
Dividends payable to others                                          3,890,625        3,890,625
                                                                 --------------   --------------
    Total liabilities                                                3,950,255        4,247,344
                                                                 --------------   --------------                                                                 --------------      ----------------------

Preferred Stock, 10,000,000 shares authorized:
    10 3/8% Noncumulative Exchangeable Preferred Stock, Series A,
    $5 par value, 3,000,000 shares issued and outstanding
    (liquidation value of $150,000,000 plus accrued and unpaid
    dividends)                                                      15,000,000      15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares
    issued and outstanding                                                 100             100
Capital contributed in excess of par                               284,999,900     284,999,900
Retained earnings                                                      190,641          19,623
                                                                 --------------  --------------
Total stockholders' equity                                         300,190,641     300,019,623
                                                                 --------------  --------------
         Total liabilities and stockholders' equity              $ 304,140,896   $ 304,266,967
                                                                 ==============  ==============

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                          -------------------------------
                                               2004             2003
                                          --------------   --------------
Interest Income

   Residential mortgage loans             $   4,353,480    $   4,241,772
   Other                                          1,716            9,988
                                          --------------   --------------
     Total income                             4,355,196        4,251,760
                                          --------------   --------------

Operating Expenses

   Loan servicing fees - parent                 156,244          226,608
   Advisory fees - parent                        50,000           50,000
   Directors' fees                                9,500            8,000
   General and administrative                    35,195           29,610
                                          --------------   --------------
     Total operating expenses                   250,939          314,218
                                          --------------   --------------

NET INCOME                                $   4,104,257    $   3,937,542
                                          ==============   ==============

PREFERRED STOCK DIVIDENDS                     3,890,625        3,890,625
                                          --------------   --------------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER                     $     213,632    $      46,917
                                          ==============   ==============

NUMBER OF COMMON SHARES                             100              100
                                          ==============   ==============
EARNINGS PER COMMON SHARE                 $    2,136.32    $      469.17
                                          ==============   ==============

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

                                                        Capital
                                                      Contributed                    Total
                                Preferred    Common    In Excess      Retained    Stockholders'
                                  Stock       Stock     of Par        Earnings       Equity
                              ------------- -------- -------------- ------------ --------------

Balance, December 31, 2003    $ 15,000,000  $   100  $ 284,999,900  $    19,623  $ 300,019,623

Net income                               -        -              -    4,104,257      4,104,257

Dividends on common stock                -        -              -      (42,614)       (42,614)

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A              -        -              -   (3,890,625)    (3,890,625)
                              ------------- -------- -------------- ------------ --------------

Balance, March 31, 2004       $ 15,000,000  $   100  $ 284,999,900  $   190,641  $ 300,190,641
                              ============= ======== ============== ============ ==============

                                See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                 -----------------------------
                                                                     2004            2003
                                                                 -------------   -------------
Cash flows from operating activities:

Net income                                                       $  4,104,257    $  3,937,542
Adjustments to reconcile net income to net cash
  provided by operating activities:
    (Increase) decrease in accounts receivable from parent         (1,200,270)      1,267,074
    (Increase) decrease in accrued interest receivable                (72,610)         40,310
    Increase  in prepaid expenses                                     (22,563)        (26,250)
    Increase in accounts payable to others and accrued expenses        10,297          61,766
                                                                 -------------   -------------
    Net cash provided by operating activities                       2,819,111       5,280,442
                                                                 -------------   -------------

Cash flows from investing activities:

    Purchases of residential mortgage loans                       (31,910,578)    (55,709,307)
    Repayments of residential mortgage loans                       28,069,289      54,473,042
                                                                 -------------   -------------
    Net cash provided by (used in) investing activities            (3,841,289)     (1,236,265)
                                                                 -------------   -------------

Cash flows from financing activities:

    Capital contribution from common stockholder                            -         165,279
    Dividends paid on preferred stock                              (3,890,625)     (3,890,625)
    Dividends paid on common stock                                   (350,000)     (1,100,000)
                                                                 -------------   -------------
    Net cash used in financing activities                          (4,240,625)     (4,825,346)
                                                                 -------------   -------------

Net decrease in cash and cash equivalents                          (5,262,803)       (781,169)

Cash and cash equivalents at beginning of period                    5,411,004       2,986,496
                                                                 -------------   -------------
Cash and cash equivalents at end of period                        $   148,201    $  2,205,327
                                                                 =============   =============

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

NOTE 2 – RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages (“ARMs”) and fixed-rate mortgages with 15 and 30 year final maturities. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage notes. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                                March 31,      December 31,
                                                  2004             2003
                                             --------------   --------------
          Monthly ARMs                       $  44,112,272    $  47,833,336
          One-year ARMs                         12,076,623       12,988,634
          Three-year ARMs                       10,994,334       12,224,073
          Five-year ARMs                        55,895,186       62,720,041
          7/1 ARMs                              11,664,743       12,478,626
          10/1 ARMs                             32,201,292       38,215,901
          Fixed-rate                           132,999,914      109,642,464
                                             --------------   --------------
               Total                           299,944,364      296,103,075
          Less:
               Allowance for loan losses            40,333           40,333
                                             --------------   --------------
               Total                         $ 299,904,031    $ 296,062,742
                                             ==============   ==============

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

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2004, the Company’s Board of Directors declared a cash dividend of $3,890,625 on the Company’s preferred stock out of the retained earnings of the Company. The dividend was paid on April 15, 2004.

During the three months ended March 31, 2004, the company’s Board of Directors declared cash dividends of $42,614 on the Company’s common stock out of retained earnings of the Company. The dividend was paid April 15, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans at March 31, 2004 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company’s loan portfolio was approximately 104.6% of the projected annual dividend on the Series A Preferred Shares.

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

Residential Mortgage Loans

At March 31, 2004 and December 31, 2003, the Company had $299,904,031 and $296,062,742, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the three months ended March 31, 2004, Residential Mortgage Loan purchases were $31,910,578 and principal collections were $28,069,289. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its affiliates.

At March 31, 2004, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $501,633 (or 0.17% of loans). At December 31, 2003, the Company had five non-accrual loans with an aggregate principal balance of $1,589,670 (or 0.54% of loans).

At March 31, 2004, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $974,425 (or 0.32% of loans). At December 31, 2003, the Company had three loans which were delinquent 30-89 days with an aggregate principal balance of $807,205 (or 0.27% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the three months ended March 31, 2004 and 2003. The balance of the allowance for loan losses was $40,333 at March 31, 2004 and 2003.

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

The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. A majority (or 56.6%) of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. Service industries and Federal, state and local governments employ a significant portion of the Washington, DC area labor force. Consequently, these loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in the region that may affect the ability of residential property owners in the region to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs will be to fund the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company expects to pay dividends on the Series A Preferred Shares out of cash generated from operating activities. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” our anticipated annual income, based on our mortgage loan portfolio at March 31, 2004, is 104.6% of the projected annual dividend on the Series A Preferred Shares. If market interest rates remain at or near their recent lows, the Company’s ability to pay dividends on the Series A Preferred Shares could be adversely affected. If the Company did not have sufficient earnings available to pay those dividends, it would explore various options for generating additional funds to pay the dividends. Those options could include reducing the servicing fee paid to the Bank, reducing the advisory fee paid to the Bank, purchasing other types of loans, borrowing funds as the Company deems necessary or appropriate, or using principal repayments on Residential Mortgage Loans. However, there can be no assurances that any of those measures would be implemented or, if implemented, would be sufficient to enable the Company to pay dividends on the Series A Preferred Shares.

Notwithstanding the foregoing, the Company believes that it will be able to continue to meet the requirements to be treated as a REIT for income tax purposes for the foreseeable future.

The company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of March 31, 2004.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its “REIT taxable income” (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2004, the Company met the requirements of all applicable tests.

No income tax was paid during either of the three month periods ended March 31, 2004 and 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

During the three months ended March 31, 2004 and 2003, the Company reported net income of $4,104,257 and $3,937,542, respectively.

Total interest income was $4,355,196 for the three months ended March 31,2004 (the “2004 quarter”) compared to $4,251,760 for the three months ended March 31, 2003 (the “2003 quarter”). Interest income on Residential Mortgage Loans totaled $4,353,480 for the 2004 quarter compared to $4,241,772 for the 2003 quarter. The increase in interest income resulted from higher average balances of loans receivable, which was partially offset by a decrease in the average yield on such loans to 5.82% in the 2004 quarter from 5.97% in the 2003 quarter. The average balance of the Residential Mortgage Loan portfolio was $299,228,924 in the 2004 quarter compared to $288,265,768 in the 2003 quarter. The Company would have recorded an additional $9,969 and $11,327 in interest income for the three months ended March 31, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $1,716 and $9,988 was recognized on the Company’s interest bearing deposits during the three months ended March 31, 2004 and 2003, respectively. The decrease was due to lower average balances and lower average yields on the interest bearing deposits during the 2004 quarter.

No provision for loan losses was recorded for the three months ended March 31, 2004 and 2003.

Operating expenses totaling $250,939 and $314,218 for the three months ended March 31, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $156,244 and $226,608, for the three months ended March 31, 2004 and 2003, respectively. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the three months ended March 31, 2004 and 2003 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended March 31, 2004 and 2003 were $9,500 and $8,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $35,195 and $29,610 for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is largely due to increases in transfer agent fees and fees paid to the New York Stock Exchange.

On March 16, 2004, the Company’s Board of Directors declared, out of the retained earnings of the Company, cash dividends of $1.296875 per share on the outstanding Series A Preferred Shares and $426.14 per share on the outstanding common shares. The dividends were paid on April 15, 2004.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of March 31, 2004.

Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

During the three months ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

May 17, 2004                                        By:  /s/ ALEXANDER R. M. BOYLE
                                                         Alexander R. M. Boyle
                                                         Vice Chairman of the Board

May 17, 2004                                        By:  /s/ STEPHEN R. HALPIN, JR.
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

May 17, 2004                                        By:  /s/ JOEL A. FRIEDMAN
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2004 of Chevy
    Chase Preferred Capital Corporation;

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

May 17, 2004                                         /s/ B. FRANCIS SAUL II
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2004 of Chevy
    Chase Preferred Capital Corporation;

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

May 17, 2004                                         /s/ STEPHEN R. HALPIN, JR.
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (the “Report”). The undersigned hereby certifies that:

(1)   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
         Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    May 17, 2004                                         /s/ B. FRANCIS SAUL II
                                                              B. Francis Saul II
                                                              Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (the “Report”). The undersigned hereby certifies that:

(1)   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
         Act of 1934; and

(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    May 17, 2004                                         /s/ STEPHEN R. HALPIN, JR.
                                                              Stephen R. Halpin, Jr.
                                                              Executive Vice President, Treasurer
                                                              and Chief Financial Officer