Form 10-K
period 2004-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2005-03-29
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004________________

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

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2005. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

                                            PART I

                                       PART II

Item 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK   ...........................................18
Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................F-1
Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................19
Item 9A.      CONTROLS AND PROCEDURES........................................19
Item 9B.      OTHER INFORMATION..............................................19

                                        PART III

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                                        PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................24

PART I

ITEM 1. BUSINESS

GENERAL

Chevy Chase Preferred Capital Corporation (the “Company”) is a Maryland corporation which acquires, holds and manages real estate mortgage assets (“Mortgage Assets”). The Company has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the “Bank”). The Bank is in compliance with its regulatory capital requirements. The Bank services the Company’s Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company has outstanding 3,000,000 shares of 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the “Series A Preferred Shares”). The Series A Preferred Shares are listed on the New York Stock Exchange (symbol CCP-PrA).

DIVIDEND COVERAGE

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at December 31, 2004 and the interest rates on such loans, the Company anticipates that annual income, net of interest expense and operating expenses, on the Company’s loan portfolio will be approximately 112.1% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

In response to reduced market interest rates, the Company has taken steps to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to the July 2003 reduction in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company’s current portfolio of Mortgage Assets consists of loans secured by first mortgages or deeds of trust (“Mortgage Loans”) on single-family residential real estate properties (“Residential Mortgage Loans”). The following table sets forth information concerning the Company’s Residential Mortgage Loans as of December 31, 2004 and December 31, 2003. All of the Mortgage Loans were acquired from the Bank or its affiliates. A description of the types of Residential Mortgage Loans included in the Company’s portfolio follows the table.

                              Residential Mortgage Loan Portfolio
                              -----------------------------------
                                                        December 31,
                          --------------------------------------------------------------------------
                                          2004                                   2003
                          -----------------------------------   ------------------------------------
                           Aggregate    Weighted     Percent      Aggregate    Weighted    Percent
                           Principal     Average        to         Principal   Average       to
     Type                   Balance       Yield       Total        Balance      Yield      Total
    ------                ------------  ---------  ----------   ------------  ---------  ----------
Monthly ARMs              $107,438,487     4.93%      28.7%     $ 47,833,336     3.36%      16.2%
One-Year ARMs               13,985,393     4.48%       3.7%       12,988,634     4.09%       4.4%
Three-Year ARMs             13,040,178     5.35%       3.5%       12,224,073     5.47%       4.1%
Five-Year ARMs             110,068,100     5.56%      29.4%       62,720,041     5.92%      21.2%
7/1 ARMs                     6,229,074     6.71%       1.7%       12,478,626     6.75%       4.2%
10/1 ARMs                   17,658,506     6.70%       4.7%       38,215,901     6.74%      12.9%
15 & 30 Year Fixed-Rate    106,079,238     6.48%      28.3%      109,642,464     6.67%      37.0%
                           -----------  --------   --------     ------------   -------    -------
                           374,498,976     5.67%     100.0%      296,103,075     5.83%     100.0%
                                        ========   ========                    =======    =======
Less:
Allowance for loan losses       40,333                               40,333
                          ------------                         ------------
Total                     $374,458,643                         $296,062,742
                          ============                         ============

Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 2004 were $214,098,734 and principal collections were $135,702,832. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residential Mortgage Loans.”

A majority (or 71.7%) of the Residential Mortgage Loans included in the Company’s portfolio at December 31, 2004 bear interest at adjustable rates. The interest rate on an adjustable rate mortgage (“ARM”) resets periodically based on an index (such as the London Interbank Offered Rate (“LIBOR”) or the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and may be subject to periodic interest rate adjustment caps. As of December 31, 2004, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 5.67%. For the year ended December 31, 2004, the weighted average interest rate was approximately 5.71%.

The interest rate on each type of ARM product included in the Company’s portfolio adjusts at the time (each “Rate Adjustment Date”) and in the manner described below. If specified in the related mortgage note, an ARM may be subject to lifetime interest rate adjustment caps, to minimum interest rates and to maximum periodic adjustment increases or decreases. Information set forth below regarding interest rate adjustment caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2004 may be subject to different terms.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an ARM will be adjusted to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity and that will be sufficient to pay interest at the adjusted interest rate. Certain of the types of loan products that are ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If a loan that is an ARM is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note relating to the loan and will remain fixed at such rate for the remaining term of the loan. The Company’s current policy is to retain these fixed-rate loans in its portfolio. All fixed-rate Residential Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan without a fee or penalty.

Monthly ARM. The interest rate on each monthly ARM (“Monthly ARM”) will adjust monthly on each Rate Adjustment Date as specified in the related mortgage note to a rate equal to the sum (rounded as specified in the note) of the index and the related margin, subject to certain limitations. The initial payment on each Monthly ARM is based on an initial interest rate, in effect only until the first Rate Adjustment Date, which is lower, and may be significantly lower, than the sum of the index and the margin. No Monthly ARM contains a periodic interest rate adjustment cap. The interest rate, however, may not exceed the maximum interest rate specified for such Monthly

ARM in the related mortgage note. The amount of the minimum monthly payment due on each Monthly ARM adjusts, on the dates and in the manner specified in the related mortgage note, to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the interest rate applicable.

The Company purchases residential ARMs with interest rates that adjust monthly, some of which provide a borrower with a below-market introductory interest rate and a variety of monthly payment options. Certain of these loans have a payment option that could result in the interest being added to the principal of the loan, or “negative amortization.” Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount.

One-Year ARM. The interest rate with respect to each one-year ARM (“One-Year ARM”) is fixed at an initial rate for the first twelve monthly payments. The interest rate adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Three-Year ARM. The interest rate with respect to each three-year ARM (“Three-Year ARM”) is fixed at an initial rate for the first 36 monthly payments. The interest rate adjusts on the date specified in the related mortgage note and periodically thereafter to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Five-Year ARM. The interest rate with respect to each five-year ARM (“Five-Year ARM”) is fixed at an initial rate for the first 60 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. Certain of these loans contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term.

Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a “7/1 ARM”) is fixed at an initial rate for the first 84 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a “10/1 ARM”) is fixed at an initial rate for the first 120 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

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

The Company may, from time to time, acquire both conforming and nonconforming Residential Mortgage Loans. Conventional conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). The nonconforming Residential Mortgage Loans that the Company purchases will be nonconforming generally because they have original principal balances which exceed the limits for FHLMC or FNMA programs.

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

The Company intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only or principal-only Mortgage-Backed Securities.

Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may, from time to time, acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. Unlike Residential Mortgage Loans, Commercial Mortgage Loans generally lack standardized terms. In addition, Commercial Mortgage Loans tend to be fixed-rate loans having shorter maturities than Residential Mortgage Loans. Commercial Mortgage Loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations.

Other Real Estate Assets. The Company may invest up to 5% of the total value of its portfolio in assets (other than Residential Mortgage Loans and Mortgage-Backed Securities) eligible to be held by REITs. Such assets could include Commercial Mortgage Loans, cash and cash equivalents.

Loan Payable to Parent

On December 20, 2004, the Company borrowed $75,000,000 from the Bank. The Company used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan payable is secured by a portion of the Residential Mortgage Loan portfolio. Interest on the loan payable varies monthly based on one-month LIBOR plus a specified margin and is payable monthly.

Credit Risk Management Policies

The Company intends that each Mortgage Loan it acquires will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank dated December 1, 1996, as amended on June 17, 2003 (the “Servicing Agreement”). See “Servicing.”

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

Geographic Distribution

Many (or 41.5%) of the Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. In addition, 12.1% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington, DC, Maryland, Virginia and California that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Concentration of Credit Risk.”

SERVICING

The Residential Mortgage Loans owned by the Company are serviced by the Bank (the “Servicer”) pursuant to the terms of the Servicing Agreement. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. See “Certain Relationships and Related Transactions.”

The Servicing Agreement requires the Servicer to service the Company’s Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with FNMA and FHLMC guidelines and procedures. The Servicing Agreement requires the Servicer to service these loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of the Bank’s affiliates. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loans it services. The Servicer also provides accounting and reporting services required by the Company for such loans. The Servicing Agreement requires the Servicer to follow such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that, in the case of Residential Mortgage Loans, no primary mortgage guaranty insurance coverage is adversely affected.

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

The Company can terminate the Servicing Agreement without cause provided it gives at least sixty days’ notice to the Servicer and pays a termination fee.

DIVIDEND POLICY

The Company expects to pay an aggregate amount of dividends each year with respect to its outstanding shares of stock equal to approximately 100% of the Company’s “REIT taxable income” for such year. The Company anticipates that none of the dividends on the Series A Preferred Shares and no material portion of the dividends on the Common Stock will constitute non-taxable returns of capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Dividends are declared at the discretion of the Board of Directors of the Company after considering the Company’s distributable funds, financial requirements, tax considerations and other factors. The Company’s distributable funds consist primarily of interest payments received on its Mortgage Assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Interest Rate Risk.”

Under Office of Thrift Supervision (“OTS”) regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of size, if the Bank does not qualify for expedited treatment under OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains “well capitalized” after the payment. At December 31, 2004, the Bank was in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act, and its capital ratios exceeded the ratios established for “well capitalized” institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which, at December 31, 2004, was conducting business from 235 full-service offices, including 54 grocery store banking centers, and 882 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank’s home office is located in McLean, Virginia and its executive offices are located in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned subsidiary also maintains a commercial loan production office in Baltimore, Maryland and six mortgage loan production offices in the mid-Atlantic region. At December 31, 2004, the Bank had total assets of $13.4 billion, total deposits of $9.2 billion and total stockholders’ equity of $737.5 million. Based on total assets at December 31, 2004, the Bank is the largest full-service bank headquartered in the Washington, DC metropolitan area.

The Company is a subsidiary of the Bank and, therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank were not “well capitalized” for purposes of the OTS prompt corrective action regulations. “Well capitalized” is currently defined as having a core capital (leverage) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and not being subject to an OTS agreement, order or directive to maintain a specific capital level. At December 31, 2004, the Bank’s core capital (or leverage) ratio was 6.15%, its tier 1 risk-based capital ratio was 8.83% and its total risk-based capital ratio was 11.14% and the Bank was not subject to any such agreement, order or directive.

If the Exchange Event (as defined below under “Market for Registrant’s Common Equity and Related Stockholder Matters”) occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares (as defined below under “Market for Registrant’s Common Equity and Related Stockholder Matters”). In all circumstances following the Exchange Event, the Bank’s ability to pay dividends would be subject to various restrictions under OTS regulations and certain contractual provisions.

THE ADVISOR

On December 3, 1996, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) to administer the day-to-day operations of the Company. The Advisor is principally responsible for; (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management and financing of the Company’s Mortgage Assets, and (iii) maintaining the custody of the documents related to the Company’s Mortgage Loans. The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets.

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2004, the Advisor and its affiliates owned approximately $6.9 billion of residential mortgage loans, including all of the Company’s Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates may purchase servicing rights on residential mortgage loans. Including loans serviced for its own portfolio, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $19.3 billion as of December 31, 2004.

The Advisory Agreement had an initial term of three years and is renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon sixty days’ prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors (as defined below under “Market for Registrant’s Common Equity and Related Stockholder Matters”). The Advisor is entitled to receive an annual advisory fee equal to $200,000 payable in equal quarterly installments with respect to the advisory and management services provided to the Company. See “Certain Relationships and Related Transactions.”

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

At December 31, 2004, the Company had principal debt outstanding totaling $75,000,000. The Company does not currently intend to incur additional indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company’s total stockholders’ equity, including intercompany advances made by the Bank to the Company.

The Company may also issue additional series of Preferred Stock (as defined below under “Market for Registrant’s Common Equity and Related Stockholder Matters”). However, the Company does not currently intend to issue any additional series of Preferred Stock unless it simultaneously receives additional capital contributions from the Bank equal to the sum of the aggregate offering price of such additional Preferred Stock and the Company’s expenses in connection with the issuance of such additional shares of Preferred Stock. Prior to its issuance of additional shares of Preferred Stock, the Company will take into consideration the Bank’s regulatory capital requirements and the cost of raising and maintaining that capital at the time.

EMPLOYEES

The Company has seven officers. The executive officers of the Company are described further below under “Directors and Executive Officers of the Registrant – Directors and Officers.” The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank’s affiliates.

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

ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or waste, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and decontaminate the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and decontamination, that the cost of such removal and decontamination would not exceed the value of the property or that the Company could recoup any such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such decontamination.

TAX STATUS OF THE COMPANY

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its “REIT taxable income” (not including capital gains) for that year to stockholders, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

The American Jobs Creation Act of 2004 introduced several changes to REIT qualification standards. The changes excuse certain REIT asset and organization test failures, but generally require payment of a penalty and demonstration of reasonable cause for the failure. Compliance with the relief provisions preserves a company’s REIT status. The changes are effective beginning with the Company’s 2005 tax year.

During the year ended December 31, 2004, the Company distributed over 100% of its REIT taxable income to its stockholders. On March 16, 2004, the Company’s Board of Directors declared a cash dividend of $426.14 per share of Common Stock, which was paid out of retained earnings of the Company and which was treated, for tax purposes, as a distribution made for 2003. Including this dividend, the Company distributed 100% of its REIT taxable income in 2003.

There are two income tests that must be satisfied for each taxable year.

        o At least 75% of the Company’s gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;

        o At least 95% of the Company’s gross income (excluding income from prohibited transactions) must be from income included under the 75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company’s taxable year.

        o At least 75% of the value of the Company’s total assets must be represented by real estate assets, cash, cash items, and government securities;

        o Not more than 25% of the Company’s total assets may be represented by securities other than those in the 75% asset class; and o The value of any one issuer’s securities included in the 25% asset class may not exceed 5% of the value of the Company’s totalassets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company’s capital stock may be owned directly or indirectly by five or fewer individuals during the final six months of the calendar year.

During 2004, the Company met the requirements of each test.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company on November 5, 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2005, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for the two most recent years. For a discussion of the Company’s distribution policy with respect to the Common Stock, see “Business – Dividend Policy.”

               Period                       Distributions           Payment Date
--------------------------------------   -------------------   ---------------------
January 1, 2003 to March 31, 2003          $              -                     N/A
April 1, 2003 to June 30, 2003                            -                     N/A
July 1, 2003 to September 30, 2003                        -                     N/A
October 1, 2003 to December 31, 2003                350,000        January 15, 2004
January 1, 2004 to March 31, 2004                    42,614          April 15, 2004
April 1, 2004 to June 30, 2004                            -                     N/A
July 1, 2004 to September 30, 2004                        -                     N/A
October 1, 2004 to December 31, 2004                700,000        January 18, 2005

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. If the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividend or other distributions with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. To remain qualified as a REIT, the Company must distribute each year at least 90% of its annual “REIT taxable income” (not including capital gains) to stockholders. See “Business – Tax Status of the Company.”

Voting Rights

Subject to the rights, if any, of the holders of any class or series of Preferred Stock (as defined below), all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

Rights Upon Liquidation

In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after paying or setting aside the full preferential amounts to which such holders of all series of Preferred Stock are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol “CCP-PrA.” As of February 10, 2005, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 164 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company’s distribution policy with respect to the Series A Preferred Shares, see “Business – Dividend Policy.”

                                              Price
                                        ------------------
             Period                       High      Low      Distributions      Payment Date
--------------------------------------  --------  --------  ---------------  ------------------
January 1, 2003 to March 31, 2003        $ 57.80   $ 55.60     $  3,890,625      April 15, 2003
April 1, 2003 to June 30, 2003             56.55     55.10        3,890,625       July 15, 2003
July 1, 2003 to September 30, 2003         57.50     55.25        3,890,625    October 15, 2003
October 1, 2003 to December 31, 2003       60.30     56.80        3,890,625    January 15, 2004
January 1, 2004 to March 31, 2004          61.75     58.15        3,890,625      April 15, 2004
April 1, 2004 to June 30, 2004             60.75     56.10        3,890,625       July 15, 2004
July 1, 2004 to September 30, 2004         60.00     57.00        3,890,625    October 15, 2004
October 1, 2004 to December 31, 2004       59.60     57.30        3,890,625    January 18, 2005

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

General

The Company may issue, from time to time, one or more series of preferred stock with rights, preferences and limitations determined by the Company’s Board of Directors. The holders of the Series A Preferred Shares have no preemptive rights with respect to any shares of the capital stock of the Company or any other securities of the Company convertible into or carrying rights or options to purchase any such shares. The Series A Preferred Shares are not subject to any sinking fund or other obligation of the Company for their repurchase or retirement. The Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares (as defined below) upon the occurrence of the Exchange Event (as defined below).

Automatic Exchange

Each Series A Preferred Share will be exchanged automatically for one newly issued Series B preferred share of the Bank (“Bank Preferred Share”) if the appropriate federal regulatory agency of the Bank directs in writing (the “Directive”) an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes “undercapitalized” under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not “undercapitalized,” anticipates the Bank becoming “undercapitalized” in the near term (the “Exchange Event”). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank any and all certificates representing any and all Series A Preferred Shares owned by such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing an equal number of Bank Preferred Shares (the “Automatic Exchange”). Absent the occurrence of the Exchange Event, no Bank Preferred Shares will be issued.

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

If at the time of any annual meeting of the Company’s stockholders for the election of directors, the Company has failed to pay or declare and set aside for payment a quarterly dividend during any of the four preceding quarterly dividend periods on any series of Preferred Stock of the Company, including the Series A Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two (if not already increased by two due to a default in preference dividends), and the holders of the Series A Preferred Shares, voting together with the holders of all other series of Preferred Stock as a single class, will be entitled to elect such two additional directors to serve on the Company’s Board of Directors at each such annual meeting. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the expiration of the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares.

Redemption

The Series A Preferred Shares are not redeemable prior to January 15, 2007 (except upon the occurrence of certain tax events). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time at the following per share redemption prices plus accrued and unpaid dividends:

                   If redeemed during the
                      12-month period                Redemption
                    beginning January 15,               Price
                  --------------------------       ----------------
                            2007                        $  52.594
                            2008                           52.075
                            2009                           51.556
                            2010                           51.038
                            2011                           50.519
                     2012 and thereafter                   50.000

Any such redemption must comply with the prompt corrective action and capital distribution regulations of the OTS, which may prohibit a redemption and will require the OTS’ prior written approval.

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

Independent Director Approval

As long as any Series A Preferred Shares are outstanding, certain actions by the Company must be approved by a majority of the independent directors who are not officers or employees of the Company and are not directors, officers, or employees of the Bank or any of its affiliates (the “Independent Directors”). Any members of the Board of Directors of the Company elected by holders of Preferred Stock, including the Series A Preferred Shares, will be deemed to be Independent Directors for purposes of approving actions requiring the approval of a majority of the Independent Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Company herein has been derived from the financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

                                                           As of or for the year ended
                                                                   December 31,
                                   --------------------------------------------------------------------------
                                        2004           2003            2002           2001           2000
                                   -------------- -------------- -------------- -------------- --------------
OPERATING DATA:

 Interest income                   $  17,394,530  $  17,035,160  $  17,729,403  $  21,041,424  $  22,189,625
 Interest expense                         81,500              -              -              -              -
                                     ------------ -------------- -------------- -------------- --------------
   Net interest income                17,313,030     17,035,160     17,729,403     21,041,424     22,189,625
 Gain on sale of real estate acquired
   in settlement of loans, net                 -              -              -         21,924         20,209
 Operating expenses                   (1,020,672)    (1,103,037)    (1,232,182)    (1,356,557)    (1,383,421)
 Provision for income taxes                    -              -              -        (10,373)       (15,168)
                                   -------------- -------------- -------------- -------------- --------------
    Net income                     $  16,292,358  $  15,932,123  $  16,497,221   $ 19,696,418  $  20,811,245
                                   ============== ============== ============== ============== ==============
 Earnings available to common      $     729,858  $     369,623  $     934,721  $   4,133,918  $   5,248,745
      Stockholders
 Earnings per common share         $    7,298.58  $    3,696.23  $    9,347.21  $   41,339.18  $   52,487.45

DIVIDENDS DECLARED:

 Dividends on common stock         $     742,614  $     350,000  $   1,100,000  $   4,475,000  $   5,250,000
 Dividends on preferred stock      $  15,562,500  $  15,562,500  $  15,562,500  $  15,562,500  $  15,562,500

BALANCE SHEET DATA:

 Residential mortgage loans, net   $ 374,458,643  $ 296,062,742  $ 285,395,464  $ 287,523,781  $ 298,145,029
 Total assets                      $ 379,720,055  $ 304,266,967  $ 304,825,346  $ 306,318,593  $ 307,516,771
 Loan payable to parent            $  75,000,000  $           -  $           -  $           -  $           -
 Total stockholders' equity        $ 300,006,867  $ 300,019,623  $ 299,834,721  $ 299,658,918  $ 299,998,745
 Number of preferred shares
       Outstanding                     3,000,000      3,000,000      3,000,000      3,000,000      3,000,000
  Number of common shares
       Outstanding                           100            100            100            100            100
  Average yield on residential
       mortgage loans                       5.71%          5.90%          6.14%          7.16%          7.42%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different outcomes under different assumptions and conditions. The Company’s significant accounting policies are described in Note 2 in the Notes to the Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates;

however, the Company’s policy on estimation of allowance for loan losses could be deemed to be critical within the Securities and Exchange Commission (the “SEC”) definition.

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan loss is required is performed periodically, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. There was no activity in the allowance for loan losses during the years ended December 31, 2004 and 2003, and the balance of the allowance was $40,333 at the end of each year.

Residential Mortgage Loans

At December 31, 2004, the Company had $374,458,643 invested in Residential Mortgage Loans compared to $296,062,742 at December 31, 2003. The increase in the portfolio resulted from the Company’s decision to borrow $75,000,000 from the Bank to acquire additional Residential Mortgage Loans in order to increase funds available to pay dividends on the Series A Preferred Stock. During 2004, Residential Mortgage Loan purchases totaled $214,098,734 and principal collections totaled $135,702,832. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 2004, the Company had two non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $546,701 (or 0.15% of loans). At December 31, 2003, the Company had five non-accrual loans with an aggregate principal balance of $1,589,670 (or 0.54% of loans).

At December 31, 2004, the Company had two delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $576,811 (or 0.15% of loans). At December 31, 2003, the Company had five delinquent loans with an aggregate principal balance of $807,205 (or 0.27% of loans).

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

Based on the outstanding balance of the Company’s Residential Mortgage Loans at December 31, 2004, and the interest rates on such loans, anticipated annual interest income on the Company’s loan portfolio at December 31, 2004, net of interest expense and operating expenses, was approximately 112.1% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

In response to reduced market interest rates, the Company has taken steps to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to the July 2003 reduction in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

The following table stratifies the Company’s loan portfolio by type and calendar year based on the earlier of the next interest rate adjustment or estimated principal payments, including both contractual and anticipated prepayment amounts. Prepayment rates are assumed for the Company’s loans based on recent actual and market experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and estimated prepayment schedules. The discount rates used in these analyses are based either on the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest earning operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                                               Expected Maturity/Repricing Date
-------------------------------------------------------------------------------------------------------------------------

                                             (Dollars in thousands)
                                             Year Ending December 31,
                          ----------------------------------------------------------
                             2005        2006        2007       2008         2009     Thereafter    Total     Fair Value
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Monthly ARMs              $ 107,439   $       -   $       -    $      -   $      -     $      -   $ 107,439   $ 110,931
Average Yield                  4.93%          -           -           -          -            -        4.93%

One-Year ARMs                13,985           -           -           -          -            -      13,985      14,615
Average Yield                  4.48%          -           -           -          -            -        4.48%

Three-Year ARMs              10,745       1,884         411           -          -            -      13,040      13,489
Average Yield                  5.24%       5.82%       5.85%          -          -            -        5.35%

Five-Year ARMs               46,552      16,497      20,785      19,459      6,775            -     110,068     114,791
Average Yield                  5.93%       5.72%       5.76%       5.64%      5.42%           -        5.56%

7/1 ARMs                      3,061       3,168           -           -          -            -       6,229       6,424
Average Yield                  6.67%       6.74%          -           -          -            -        6.71%

10/1 ARMs                     7,447       4,290       2,786       1,715      1,421            -      17,659      18,230
Average Yield                  6.66%       6.73%       6.78%       6.76%      6.62%           -        6.70%

15 & 30-Year Fixed Rate      10,330       9,713       8,892       8,139      7,430       61,575     106,079     112,353
Average Yield                  6.51%       6.51%       6.51%       6.51%      6.50%        6.47%       6.48%

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

Many (or 41.5%) of the Company’s Residential Mortgage Loans are loans secured by residential real estate properties located in the Washington, DC metropolitan area. In addition, 12.1% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments and natural hazards in Washington DC, Maryland, Virginia and California that may affect the ability of residential property owners to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed in “Business - Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such Mortgage Assets held by the Company will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary.

The following table summarizes our material contractual cash obligations associated with operating, investing and financing activities as of December 31, 2004:

                               Principal payments due by period
                            --------------------------------------
                                          Less than        1-3
                               Total        1 year        years
                            ------------  ----------  ------------
Long term debt obligations  $ 75,000,000  $        -  $ 75,000,000

RESULTS OF OPERATIONS

Year 2004 Compared to Year 2003

The Company reported net income of $16,292,358 and $15,932,123 for the years ended December 31, 2004 and 2003, respectively. The increase in net income is due primarily to an increase in interest income on Residential Mortgage Loans and a reduction in operating expenses partially offset by an increase in interest expense.

Total interest income was $17,394,530 and $17,035,160 for the years ended December 31, 2004 and 2003, respectively. Interest income on Residential Mortgage Loans totaled $17,383,039 and $17,012,620 for the years ended December 31, 2004 and 2003, respectively. The increase in interest income on Residential Mortgage Loans was due to an increase in the average balance of the Residential Mortgage Loan portfolio to $304,388,330 for 2004 from $288,265,768 for 2003. The increase was partially offset by a reduction in average yields on the Residential Mortgage Loan portfolio to 5.71% for 2004 from 5.90% for 2003. The Company would have recorded an additional $31,984 and $88,014 in interest income for the years ended December 31, 2004 and 2003, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $11,491 and $22,540 was recognized on the Company’s interest bearing deposits during the years ended December 31, 2004 and 2003, respectively. The decrease was due to lower average balances of interest bearing deposits to $1,410,211 in the 2004 period from $3,464,460 in the 2003 period. Partially offsetting the decrease in interest income on interest bearing deposits was a higher average yield on interest bearing deposits, which increased by 16 basis points (to 0.81% from 0.65%) from the average yield in the 2003 period.

The Company’s $75,000,000 loan payable to the Bank on December 20, 2004 resulted in interest expense of $81,500 for 2004.

There were no provisions for loan losses during the years ended December 31, 2004 and 2003.

Operating expenses totaling $1,020,672 and $1,103,037 for the years ended December 31, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $650,912 and $747,976 for the years ended December 31, 2004 and 2003, respectively. Effective July 1, 2003 the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the years ended December 31, 2004 and 2003 totaled $200,000 for each period. Directors’ fees paid were $32,751 and $36,000 for the years ended December 31, 2004 and 2003, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $137,009 and $119,061 for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses is largely due to an increase in legal expenses.

During the year ended December 31, 2004, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2004, the Company’s Board of Directors declared cash dividends of $742,614, representing $7,426.14 per share of Common Stock, which were paid out of the retained earnings of the Company.

Year 2003 Compared to Year 2002

The Company reported net income of $15,932,123 and $16,497,221 for the years ended December 31, 2003 and 2002, respectively. The decrease in net income is due primarily to a decrease in the average yield of Residential Mortgage Loans.

Total interest income was $17,035,160 and $17,729,403 for the years ended December 31, 2003 and 2002, respectively. Interest income on Residential Mortgage Loans totaled $17,012,620 and $17,643,920 for the years ended December 31, 2003 and 2002, respectively, which represents an average yield on such loans of 5.90% and 6.14%, respectively. The average loan balance of the Residential Mortgage Loan portfolio was $288,265,768 and $287,453,466 for the years ended December 31, 2003 and 2002, respectively. The Company would have recorded an additional $88,014 and $84,426 in interest income for the years ended December 31, 2003 and 2002, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $22,540 and $85,483 was recognized on the Company’s interest bearing deposits during the years ended December 31, 2003 and 2002, respectively. The decrease was due to a lower average yield on interest bearing deposits, which decreased by 72 basis points (to 0.65% from 1.37%) from the average yield in the 2002 period, and a decrease in the average balance of interest bearing deposits to $3,464,460 in the 2003 period from $6,242,020 in the 2002 period.

There were no provisions for loan losses during the years ended December 31, 2003 and 2002.

Operating expenses totaling $1,103,037 and $1,232,182 for the years ended December 31, 2003 and 2002, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $747,976 and $939,336 for the years ended December 31, 2003 and 2002, respectively. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce servicing fees paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the years ended December 31, 2003 and 2002 totaled $200,000 for each period. Directors’ fees paid were $36,000 and $30,500 for the years ended December 31, 2003 and 2002, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $119,061 and $62,346 for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was due to increases in trustee fees, auditing expenses and New York Stock Exchange expenses.

During the year ended December 31, 2003, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2003, the Company’s Board of Directors declared cash dividends of $350,000, representing $3,500.00 per share of Common Stock, which was paid out of the retained earnings of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                     CONTENTS

                                                                                                    Page
                                                                                                   ------
(a)      Report of Independent Auditors..............................................................F-2

(b)      Statements of Financial Condition at December 31, 2004 and 2003.............................F-3

(c)      Statements of Operations for the Years Ended
         December 31, 2004, 2003 and 2002   .........................................................F-4

(d)      Statements of Stockholders' Equity for the Years Ended
         December 31, 2004, 2003 and 2002............................................................F-5

(e)      Statements of Cash Flows for the Years Ended
         December 31, 2004, 2003 and 2002............................................................F-6

(f)      Notes to Financial Statements...............................................................F-7

Report of Independent Registered Accounting Firm

To the Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the “Company,” a Maryland corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

McLean, Virginia February 18, 2005

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF FINANCIAL CONDITION

                                                                      December 31,
                                                          ----------------------------------
                                                                2004             2003
                                                          ----------------  ----------------

                                                   ASSETS

Cash and interest-bearing deposits                        $     2,318,102   $     5,411,004
Residential mortgage loans (net of allowance
   for loan losses of $40,333 for both years)                 374,458,643       296,062,742
Accounts receivable from parent                                 1,591,546         1,755,369
Accrued interest receivable                                     1,346,764         1,031,352
Prepaid expenses                                                    5,000             6,500
                                                          ----------------  ----------------
               Total assets                               $   379,720,055   $   304,266,967
                                                          ================  ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Loan payable to parent                                    $    75,000,000   $             -
Accounts payable to others and accrued expenses                    41,063             6,719
Accrued interest payable to parent                                 81,500                 -
Dividends payable to parent                                       700,000           350,000
Dividends payable to others                                     3,890,625         3,890,625
                                                          ----------------  ----------------

               Total liabilities                               79,713,188         4,247,344
                                                          ----------------  ----------------

Preferred Stock, 10,000,000 shares authorized:
  10 3/8% Noncumulative Exchangeable Preferred Stock,
     $5 par value, 3,000,000 shares issued and outstanding
     (liquidation value of $150,000,000 plus accrued and
     unpaid dividends)                                         15,000,000        15,000,000
Common Stock, $1 par value 1,000 shares authorized,
  100 shares issued and outstanding                                   100               100
Capital contributed in excess of par                          284,999,900       284,999,900
Retained Earnings                                                   6,867            19,623
                                                          ----------------  ----------------
             Total stockholders' equity                       300,006,867       300,019,623
                                                          ----------------  ----------------
             Total liabilities and stockholders' equity   $   379,720,055   $   304,266,967
                                                          ================  ================

        The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                   -------------------------------------------
                                       2004            2003           2002
                                   -------------  -------------  -------------
Interest income:
Residential mortgage loans         $  17,383,039  $  17,012,620  $  17,643,920
Other                                     11,491         22,540         85,483
                                   -------------  -------------  -------------
     Total interest income            17,394,530     17,035,160     17,729,403

Interest expense                          81,500              -              -
                                   -------------  -------------  -------------

     Total operating income           17,313,030     17,035,160     17,729,403
                                   -------------  -------------  -------------

Operating expenses:
Loan servicing fees-parent               650,912        747,976        939,336
Advisory fees-parent                     200,000        200,000        200,000
Directors' fees                           32,751         36,000         30,500
General and administrative               137,009        119,061         62,346
                                   -------------  -------------  -------------
     Total operating expenses          1,020,672      1,103,037      1,232,182
                                   -------------  -------------  -------------

     Income before income taxes       16,292,358     15,932,123     16,497,221
Provision for income taxes                     -              -              -
                                   -------------  -------------  -------------

NET INCOME                         $  16,292,358  $  15,932,123  $  16,497,221
                                   =============  =============  =============

PREFERRED STOCK  DIVIDENDS            15,562,500     15,562,500     15,562,500
                                   -------------  -------------  -------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER               $     729,858  $     369,623  $     934,721
                                   =============  =============  =============

AVERAGE COMMON SHARES                        100            100            100
                                   =============  =============  =============

EARNINGS PER COMMON  SHARE         $    7,298.58  $    3,696.23  $    9,347.21
                                   =============  =============  =============

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Capital
                                                              Contributed
                                   Preferred       Common      in Excess         Retained       Stockholders'
                                     Stock         Stock         of Par          Earnings           Equity
                                 --------------  ----------  ---------------  --------------  -----------------

 Balance, December 31, 2001       $ 15,000,000    $    100    $ 284,658,818    $          -    $ 299,658,918

 Capital contribution from
    common stockholder                       -           -          341,082               -          341,082
 Net income                                  -           -                -      16,497,221       16,497,221
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                -           -                -     (15,562,500)     (15,562,500)
 Dividends on common stock                   -           -         (165,279)       (934,721)      (1,100,000)
                                 --------------  ----------  ---------------  --------------  ---------------

 Balance, December 31, 2002         15,000,000         100      284,834,621               -      299,834,721

 Capital contribution from
    common stockholder                       -           -          165,279               -          165,279
 Net income                                  -           -                -      15,932,123       15,932,123
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                -           -                -     (15,562,500)     (15,562,500)
 Dividends on common stock                   -           -                -        (350,000)        (350,000)
                                 --------------  ----------  ---------------  --------------  ---------------

 Balance, December 31, 2003         15,000,000         100      284,999,900          19,623      300,019,623

 Net income                                  -           -                -      16,292,358       16,292,358
 Dividends on 10 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A                -           -                -     (15,562,500)     (15,562,500)
 Dividends on common stock                   -           -                -        (742,614)        (742,614)
                                 --------------  ----------  ---------------  --------------  ---------------

 Balance, December 31, 2004       $ 15,000,000    $    100    $ 284,999,900    $      6,867    $ 300,006,867
                                 ==============  ==========  ===============  ==============  ===============

                  The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                       ----------------------------------------------------------
                                                               2004                2003                2002
                                                       ------------------  ------------------  ------------------
Cash flows from operating activities:

Net income                                                  $ 16,292,358        $ 15,932,123        $ 16,497,221

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:

   (Increase) decrease in accounts receivable from parent        163,823          13,541,771          (3,471,532)
   (Increase) decrease in accrued interest receivable           (315,412)            106,894              58,091
    Decrease in prepaid expenses                                   1,500               1,500                   -
    Increase (decrease) in accounts payable to others and
        accrued expenses                                          34,344               6,719             (69,050)
    Increase in accrued interest payable to parent                81,500                   -                   -
                                                        ------------------  ------------------  ------------------

    Net cash provided by operating activities                 16,258,113          29,589,007          13,014,730
                                                        ------------------  ------------------  ------------------

Cash flows from investingactivities:

Purchases of residential mortgage loans                     (214,098,734)       (279,698,324)       (173,247,015)
Repayments of residential mortgage loans                     135,702,833         269,031,046         175,375,332
                                                         ------------------  ------------------  ------------------

   Net cash provided by (used in) investing activities       (78,395,901)        (10,667,278)          2,128,317
                                                         ------------------  ------------------  ------------------

Cash flows from financing activities:

Proceeds from loan payable to parent                           75,000,000                   -                   -
Capital contribution from common stockholder                            -             165,279             341,082
Dividends paid on preferred stock                             (15,562,500)        (15,562,500)        (15,562,500)
Dividends paid on common stock                                   (392,614)         (1,100,000)         (2,700,000)
                                                         ------------------  ------------------  ------------------

     Net cash provided by (used in) financing activities       59,044,886         (16,497,221)        (17,921,418)
                                                          ------------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents           (3,092,902)          2,424,508          (2,778,371)

Cash and cash equivalents at beginning of year                  5,411,004           2,986,496           5,764,867
                                                          ------------------  ------------------  ------------------

Cash and cash equivalents at end of year                     $  2,318,102        $  5,411,004        $  2,986,496
                                                          ==================  ==================  ==================

                  The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
 NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2004, 2003 and 2002

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the “Company”) is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally insured stock savings bank, owns all of the Company’s Common Stock (as defined below). The Bank is in compliance with its regulatory capital requirements.

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 2004 and 2003 totaling $546,701 and $1,589,670, respectively.

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

Concentrations of Credit:

Many (41.5%) of the Company’s loans are secured by properties located in the Washington, DC metropolitan area. In addition, 12.1% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, these loans may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments in Washington DC, Maryland, Virginia and California that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans which are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on a weekly basis. See Note 8.

Loan Payable to Parent:

The Company has a loan payable to the Bank which requires no payment of principal until it matures on August 31, 2007, but can be prepaid at any time. The loan payable is secured by liens on mortgage loans held in the residential mortgage portfolio. Interest is payable monthly at a variable rate based on an index plus a specified margin.

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

Earnings Per Common Share:

Dividends on preferred stock are deducted from earnings in the computation of earnings per common share when declared by the Company’s Board of Directors. Because there are no dilutive securities, basic earnings per common share is equal to diluted earnings per common share.

Income Taxes:

The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust (“REIT”) and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, the Company is generally not subject to Federal corporate income taxes on its net income (excluding capital gains) to the extent it distributes at least 100% of its annual REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its “REIT taxable income” (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes and it generally intends to fully remit its earnings to the extent of REIT taxable income to its shareholders, no provision for income tax is included in the accompanying financial statements.

The American Jobs Creation Act of 2004 introduced several changes to REIT qualification standards. The changes excuse certain REIT asset and organization test failures, but generally require payment of a penalty and demonstration of reasonable cause for the failure. Compliance with the relief provisions preserves a company’s REIT status. The changes are effective beginning with the Company’s 2005 tax year.

During the year ended December 31, 2004, the Company distributed over 100% of its REIT taxable income to its stockholders. On March 16, 2004, the Company’s Board of Directors declared a cash dividend of $426.14 per share

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (Continued):

of Common Stock, which was paid out of retained earnings of the Company and which was treated, for tax purposes, as a distribution made in 2003. Including this dividend, the Company distributed 100% of its REIT taxable income for 2003.

There are two income tests that must be satisfied for each taxable year.

        o At least 75% of the Company’s gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;

        o At least 95% of the Company’s gross income (excluding income from prohibited transactions) must be from income included under the 75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company’s taxable year.

        o At least 75% of the value of the Company’s total assets must be represented by real estate assets, cash, cash items, and government securities;

        o Not more than 25% of the Company’s total assets may be represented by securities other than those in the 75% asset class; and o The value of any one issuer’s securities included in the 25% asset class may not exceed 5% of the value of the Company’s totalassets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company’s capital stock may be owned directly or indirectly by five or fewer individuals during the final six months of the calendar year.

During 2004, the Company met the requirements of each test.

NOTE 3 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages (“ARMs”) and 15 and 30 year fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage note. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

NOTE 3 - RESIDENTIAL MORTGAGE LOANS (Continued):

                                                December 31,
                                       ----------------------------------
                                            2004               2003
                                       ----------------  ----------------
       Monthly ARMs                     $  107,438,487    $   47,833,336
       One-Year ARMs                        13,985,393        12,988,634
       Three-Year ARMs                      13,040,178        12,224,073
       Five-Year ARMs                      110,068,100        62,720,041
       7/1 ARMs                              6,229,074        12,478,626
       10/1 ARMs                            17,658,506        38,215,901
       15 & 30 Year Fixed-Rate             106,079,238       109,642,464
                                       ----------------  ----------------
            Total                          374,498,976       296,103,075
       Less:
            Allowance for loan losses           40,333            40,333
                                       ----------------  ----------------
            Total                       $  374,458,643    $  296,062,742
                                       ================  ================

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

There was no activity in the allowance for loan losses during the years ended December 31, 2004, 2003 and 2002, and the balance of the allowance for loan losses was $40,333 at the end of each year.

NOTE 5 - LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan payable is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan payable adjusts monthly based on changes in one-month LIBOR.

The loan payable requires no payment of principal until it matures on August 31, 2007, but can be prepaid at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At December 31, 2004, the interest rate was 3.26%.

NOTE 6 - PREFERRED STOCK:

On December 3, 1996, the Company sold $150,000,000 of Series A Preferred Shares, $5.00 par value and received net cash proceeds of $144 million. Cash dividends on the Series A Preferred Shares, if, when and as declared by the Board of Directors, are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. Except under certain circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

The Series A Preferred Shares are redeemable at the option of the Company at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

NOTE 6 - PREFERRED STOCK (Continued):

                      If redeemed during the
                          12-month period           Redemption
                       beginning January 15,           Price
                    --------------------------     -------------
                                2007                  $  52.594
                                2008                     52.075
                                2009                     51.556
                                2010                     51.038
                                2011                     50.519
                        2012 and thereafter              50.000

NOTE 7 - DIVIDENDS:

During the year ended December 31, 2004, the Company’s Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company. The Company’s Board of Directors also declared $742,614 of common stock dividends out of retained earnings of the Company.

Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $700,000 were paid subsequent to December 31, 2004.

NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company has entered into an advisory agreement (the “Advisory Agreement”) with the Bank (the “Advisor”). The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Advisory Agreement. The Advisory Agreement has an initial term of three years commencing on December 3, 1996 and is automatically renewed for additional one-year periods unless the Company delivers a notice of nonrenewal to the Advisor. The Advisory Agreement may be terminated by the Company at any time upon sixty days’ prior written notice. The advisory fee is $200,000 per annum payable in equal quarterly installments.

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the “Servicing Agreement”). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon sixty days’ notice to the servicer and payment of a termination fee. Effective July 1, 2003, the servicing agreement was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Servicing fees for the years ended December 31, 2004, 2003 and 2002 totaled $650,912, $747,976 and $939,336, respectively.

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan payable is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan payable adjusts monthly based on changes in one-month LIBOR.

The Company had cash balances of $2,318,102 and $5,411,004 as of December 31, 2004 and 2003, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $11,491, $22,540 and $85,483 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 9 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company’s assets are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company’s financial instruments, resulting in a degree of

NOTE 9 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

subjectivity inherent in the indicated fair value amounts. Comparability among REITs may be difficult due to the range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

                                                    December 31, 2004
                                           ----------------------------------
                                              Carrying             Fair
                                               Amount              Value
                                           ---------------   ----------------
  Financial assets:
     Cash and interest-bearing deposits     $   2,318,102     $   2,318,102
     Residential mortgage loans, net          374,458,643       390,833,000

  Financial liabilities
     Loan payable to parent                 $  75,000,000     $  75,000,000

                                                    December 31, 2003
                                           ----------------------------------
                                               Carrying           Fair
                                                Amount            Value
                                           ---------------   ----------------
  Financial assets:
     Cash and interest-bearing deposits     $   5,411,004     $   5,411,004
     Residential mortgage loans, net          296,062,742       302,201,000

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2004 and 2003.

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

Loan payable to parent:

Carrying amount of loan payable to parent approximates fair value because the line reprices monthly at market rate.

NOTE 10 - QUARTERLY FINANCIAL DATA (Unaudited):

The quarterly financial data of the Company herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

F-1

NOTE 10 – QUARTERLY FINANCIAL DATA (Unaudited) (Continued):

                                                          2004
                                                  For the quarter ended
                                   ------------------------------------------------------
                                     March 31      June 30     September 30  December 31
                                   ------------  ------------  ------------  ------------
OPERATING DATA:

   Interest income                 $ 4,355,196   $ 4,301,451   $ 4,259,094   $ 4,478,789
   Interest expense                          -             -             -       (81,500)
   Operating expenses                 (250,939)     (254,042)     (262,190)     (253,501)
                                   ------------  ------------  ------------  ------------
      Net income                   $ 4,104,257   $ 4,047,409   $ 3,996,904   $ 4,143,788
                                   ============  ============  ============  ============
  Preferred Stock dividends        $ 3,890,625   $ 3,890,625   $ 3,890,625   $ 3,890,625
                                   ------------  ------------  ------------  ------------
  Earnings available to common
       stockholders                $   213,632   $   156,784   $   106,279   $   253,163
                                   ============  ============  ============  ============
  Average common shares                    100           100           100           100
                                   ============  ============  ============  ============
  Earnings per common share        $  2,136.32   $  1,567.84   $  1,062.79   $  2,531.63
                                   ============  ============  ============  ============

                                                          2003
                                                  For the quarter ended
                                   ------------------------------------------------------
                                     March 31      June 30     September 30  December 31
                                   ------------  ------------  ------------  ------------
OPERATING DATA:

   Interest income                 $ 4,251,760   $ 4,205,110   $ 4,238,342   $ 4,339,948
   Operating expenses                 (314,218)     (317,611)     (225,497)     (245,711)
                                   ------------  ------------  ------------  ------------
       Net income                  $ 3,937,542   $ 3,887,499   $ 4,012,845   $ 4,094,237
                                   ============  ============  ============  ============
  Preferred Stock dividends        $ 3,890,625   $ 3,890,625   $ 3,890,625   $ 3,890,625
                                   ------------  ------------  ------------  ------------
  Earnings (loss) available to common
          stockholders             $    46,917   $    (3,126)  $   122,220   $   203,612
                                   ============  ============  ============  ============
  Average common shares                    100           100           100           100
                                   ============  ============  ============  ============
  Earnings (loss) per common share $    469.17   $    (31.26)  $  1,222.20   $  2,036.12
                                   ============  ============  ============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

During the three months ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors is elected by the Bank, which is the sole holder of common stock of the Company. The holders of the Series A Preferred Shares may elect directors only under certain limited circumstances. See DESCRIPTION OF SERIES A PREFERRED SHARES – Voting Rights. The Board of Directors met four times during the year ended 2004 and all of its members attended at least 80% of the meetings. The Company currently has nine officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company’s current directors and/or executive officers.

Name                            Age      Position and Offices Held
------------------------------ ----- -------------------------------------------

B. Francis Saul II...............72  Chairman of the Board, President and Chief
                                        Executive Officer
Alexander R. M. Boyle............67  Director
Stephen R. Halpin, Jr............49  Executive Vice President, Chief Financial
                                        Officer, Treasurer and Director
Thomas H. McCormick..............54  Executive Vice President, General Counsel
                                        and Director
N. Alexander MacColl, Jr.........70  Director

H. Gregory Platts................57  Director

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

ALEXANDER R. M. BOYLE has been Vice Chairman of the Board of Directors of the Bank since 1985. Prior to beginning service in this position, Mr. Boyle was the President and a member of the Board of Directors of Government Services Savings and Loan, Inc. from 1975 until its merger with the Bank in 1985. He is also a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Mr. Boyle has served as a director of the U. S. League of Savings Institutions and as chairman of the Maryland League of Financial Institutions. He currently serves as a director of the Association of Financial Services Holding Companies and serves on the Chancellor’s Advisory Council of the University of Maryland and is a member of the Rotary Club of Bethesda-Chevy Chase.

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

THOMAS H. MCCORMICK joined the Bank in February 2005. He serves as Executive Vice President and General Counsel of the Bank. Mr. McCormick, prior to joining the Bank, was a senior partner with Shaw Pittman, LLP. He also served as the former Chair of Shaw Pittman's Board of Directors and its Corporate and Securities group. Mr. McCormick is a member of the American Bar Association and the National Association of Real Estate Investment Trusts.

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

CODE OF BUSINESS CONDUCT

The Company does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Company. However, the officers of the Company, including the principal executive, financial and accounting officers of the Company, are employees of the Bank and, as such, are bound by the Bank’s Code of Business Conduct. The Bank’s Code of Business Conduct will be made available to any person who writes the Company requesting a copy.

AUDIT COMMITTEE

The Company’s audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s Independent Directors, H. Gregory Platts and N. Alexander MacColl, Jr. The audit committee met four times during 2004.

The Company’s Board of Directors has not designated any member of the audit committee as an “audit committee financial expert.” The Board of Directors believes that the Company’s business of acquiring, holding and managing Mortgage Assets does not generate accounting issues of sufficient complexity to require the designation of a member of the audit committee as an “audit committee financial expert.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers, directors and persons who own more than ten percent of either the Common Stock or the Series A Preferred Shares to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the New York Stock Exchange. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2004, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2004.

ITEM 11. EXECUTIVE COMPENSATION

Since the Company’s inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company’s directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2004, each of the Independent Directors earned $6,000 for attending four meetings of the Board of Directors and four meetings of the Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no compensation plan under which its equity securities are authorized for issuance. The following table sets forth, as of March 15, 2005, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2005.

Names and Address of                         Amount of Beneficial     Percent of Class of
Beneficial Owner(1)                                Ownership            Outstanding Shares
----------------------------------------     --------------------     -------------------
Chevy Chase Bank, F.S.B.                             100                 Common - 100%

B. Francis Saul II (2)(3)                              0                       0%

Alexander R. M. Boyle (2)                              0                       0%

Stephen R. Halpin, Jr. (2)(3)                      1,000               Preferred - 0.033%

Thomas H. McCormick (2)(3)                             0                       0%

N. Alexander MacColl, Jr. (2)                          0                       0%

H. Gregory Platts (2)                                  0                       0%
    All directors and executive officers
        as a group (6 persons)                     1,000               Preferred - 0.033%
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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2004 totaled $200,000. See “Business - The Advisor.”

The Bank services the Residential Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2004 totaled $650,912. See “Business - Servicing.”

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan payable is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan payable adjusts monthly based on changes in one-month LIBOR.

The Company had cash balances of $2,318,102 as of December 31, 2004 held in various deposit accounts with the Bank. Interest earned on these accounts was $11,491 for the year ended December 31, 2004.

During 2004 and through January 2005, Thomas H. McCormick was a partner of Shaw Pittman LLP, principal outside counsel to the Company and to the Bank.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The firm of Ernst & Young LLP has examined the financial statements of the Company for the period from January 1, 2002 to December 31, 2004. Ernst & Young LLP reports to, and is engaged at the direction of, the Audit Committee. The aggregate fees billed by Ernst & Young LLP during the years ended December 31, 2004 and 2003 are as follows:

                                                      December 31,
                                            ---------------------------------
         Types of Fees and Services              2004              2003
         -------------------------------    ---------------    --------------
         Audit                                   $  26,203         $  26,392

         Tax (1)                                     4,400             4,000
                                            ---------------    --------------
                Total                            $  30,603         $  30,392
                                            ===============    ==============

(1) Fees and services related to federal and state income tax returns, tax advice and tax planning.

The Audit Committee approves, in advance, the engagement of the independent accountants to provide services to the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a)1  The following financial statements of the Company are included in Item 8 of this report:

             Report of Independent Auditors
             Statements of Financial Condition at December 31, 2004 and 2003
             Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
             Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
             Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

             Notes to Financial Statements

       (a)2  All other schedules for which provision is made in the applicable accounting of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

       (a)3  Exhibits:

       3.1   Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s 1996 Annual Report on Form 10-K).

       3.2   Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form
             S-11 (file number 333-10495) filed by the Company).

       4.1   Articles Supplementary of 10 3/8% Noncumulative Exchangeable Preferred Stock,
             Series A (incorporated herein by reference to Exhibit 4.1 of the Company’s
             1996 Annual Report on Form 10-K).

       10.1  Residential Mortgage Loan Purchase Agreement between the Company and the Bank
             (incorporated herein by reference to Exhibit 10.1 of the Company’s 1996
             Annual Report on Form 10-K).

       10.2  Mortgage Loan Servicing Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.2 of the Company’s 1996 Annual Report on
             Form 10-K).

       10.3  Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company’s 1996 Annual Report on Form
             10-K).

       10.4  Amendment to Servicing Agreement as modified on June 17, 2003 effective July 1,
             2003 (incorporated herein by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003).

    *  10.5  Loan Agreement by and between Chevy Chase Preferred Capital Corporation and Chevy Chase Bank, F.S.B. dated December 20, 2004

    *  12.1  Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.

    *  31.1  Rule 13a-14(a) / 15d - 14(a) Certifications of Chief Executive Officer.

    *  31.2  Rule 13a-14(a) / 15d - 14(a) Certifications of Chief Financial Officer.

    *  32.1  Section 1350 Certifications of Chief Executive Officer.

    *  32.2  Section 1350 Certifications of Chief Financial Officer.

*Filed herewith.

EXHIBIT 12.1

CHEVY CHASE PREFERRED CAPITAL CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
AND PREFERRED STOCK DIVIDEND REQUIREMENTS

------------------------------------------------------------------------------------------------------
                               (in thousands, except ratio data)

                                                    As of or for the year ended December 31,
                                          ------------------------------------------------------------
                                              2004        2003        2002        2001        2000
                                          ------------ ----------- ----------- ----------- -----------

Net income                                 $   16,292  $   15,932  $   16,497  $   19,696  $   20,811
Fixed charges                                       -           -           -           -           -
                                          ------------ ----------- ----------- ----------- -----------
Earnings before fixed charges              $   16,292  $   15,932  $   16,497  $   19,696  $   20,811
                                          ============ =========== =========== =========== ===========

Fixed charges, as above                    $        -  $        -  $        -  $        -  $        -
Preferred stock dividend requirements          15,563      15,563      15,563      15,563      15,563
                                          ------------ ----------- ----------- ----------- -----------
Fixed charges including preferred stock
   dividends                               $   15,563  $   15,563  $   15,563  $   15,563  $   15,563
                                          ============ =========== =========== =========== ===========
Ratio of earnings to fixed charges and
   Preferred stock dividend requirements        1.05x        1.02x       1.06x       1.27x       1.34x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on March 23, 2005.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

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

NAME                                        TITLE                              DATE
------------------------------------------------------------------------------------------

/s/ Alexander R.M. Boyle                   Director                        March 23, 2005
-----------------------------
Alexander R.M. Boyle

/s/ Joel A. Friedman                   Senior Vice President               March 23, 2005
-----------------------------              and Controller
Joel A. Friedman                    (Principal Accounting Officer)

/s/ Stephen R. Halpin, Jr.        Director, Executive Vice President       March 23, 2005
-----------------------------         and Chief Financial Officer
Stephen R. Halpin, Jr.               (Principal Financial Officer)

/s/ Thomas H. McCormick           Director, Executive Vice President       March 23, 2005
-----------------------------            and General Counsel
Thomas H. McCormick

/s/ N. Alexander MacColl, Jr.              Director                        March 23, 2005
-----------------------------
N. Alexander MacColl, Jr.

/s/ H. Gregory Platts                      Director                        March 23, 2005
-----------------------------
H. Gregory Platts

/s/ B. Francis Saul II           Chairman of the Board of Directors,       March 23, 2005
-----------------------------   President and Chief Executive Officer
B. Francis Saul II                 (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

         1.    I have reviewed this annual report on Form 10-K for the year ending December 31, 2004 of Chevy Chase Preferred Capital
               Corporation;

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

                      c)            disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

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
                                                  Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

         1.    I have reviewed this annual report on Form 10-K for the year ending December 31, 2004 of Chevy Chase Preferred Capital
               Corporation;

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

                      c)            disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

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
                                                  Director, Executive Vice President and
                                                  Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004 (the “Report”). The undersigned hereby certifies that:

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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004 (the “Report”). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the
             Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ STEPHEN R. HALPIN, JR.
                            -------------------------------------------
                            Stephen R. Halpin, Jr.
                            Director, Executive Vice President and
                            Chief Financial Officer