Form 10-Q
period 2005-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2005-05-13
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of April 15, 2005. All of such shares were owned by Chevy Chase Bank; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                  Page

Item 1. Financial Statements::...................................................................... 1
         (a)      Statements of Financial Condition as of March 31, 2005 and
                    December 31, 2004................................................................2
         (b)      Statements of Operations for the Three Months Ended
                    March 31, 2005 and 2004 .........................................................3
         (c)      Statement of Stockholders' Equity for the Three Months
                    Ended March 31, 2005.............................................................4
         (d)      Statements of Cash Flows for the Three Months Ended
                    March 31, 2005 and 2004 .........................................................5
         (e)      Notes to Financial Statements......................................................6

Item 2.  Management’s Discussion and Analysis of Financial

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................12

Item 3.  Defaults Upon Senior Securities............................................................12

Item 4.  Submission of Matters to a Vote of Security Holders........................................12

Item 5.  Other Information..........................................................................12

Item 6.  Exhibits...................................................................................12

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These unaudited financial statements and notes should be read in conjunction with the Company’s financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005 (the “2004 10-K”).

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,              December 31,
                                                                  2005                     2004
                                                          ----------------------   ----------------------
                                                               (Unaudited)
                                                    ASSETS

Cash and interest-bearing deposits                               $    3,770,426           $    2,318,102
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                              374,067,391              374,458,643
Accounts receivable from parent                                         404,297                1,591,546
Accrued interest receivable                                           1,424,326                1,346,764
Prepaid expenses                                                         44,762                    5,000
                                                          ----------------------   ----------------------
         Total assets                                           $   379,711,202          $   379,720,055
                                                          ======================   ======================

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loan payable to parent                                          $    75,000,000          $    75,000,000
Accrued interest payable to parent                                      228,625                   81,500
Accounts payable to others and accrued expenses                          31,138                   41,063
Dividends payable to parent                                                   -                  700,000
Dividends payable to others                                           3,890,625                3,890,625
                                                          ----------------------   ----------------------
    Total liabilities                                                79,150,388               79,713,188
                                                          ----------------------   ----------------------

Stockholders' Equity:
Preferred Stock, 10,000,000 shares authorized:
  10 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A, $5 par value, 3,000,000 shares issued and
  outstanding(liquidation value of $150,000,000 plus
  accrued and unpaid dividends)                                      15,000,000               15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100
  shares issued and outstanding                                             100                      100
Capital contributed in excess of par                                284,999,900              284,999,900
Retained earnings                                                       560,814                    6,867
                                                          ----------------------   ----------------------
Total stockholders' equity                                          300,560,814              300,006,867
                                                          ----------------------   ----------------------
         Total liabilities and stockholders' equity             $   379,711,202          $   379,720,055
                                                         ======================    ======================
See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                   ----------------------------------------------
                                                           2005                      2004
                                                   --------------------      --------------------
Interest Income
  Residential mortgage loans                         $   5,383,940              $  4,353,480
  Other                                                      3,832                     1,716
                                                   --------------------      --------------------
      Total interest income                              5,387,772                 4,355,196
   Interest expense                                        638,542                         -
                                                   --------------------      --------------------
      Total operating income                             4,749,230                 4,355,196
                                                   --------------------      --------------------

Operating Expenses
   Loan servicing fees - parent                            232,805                   156,244
   Advisory fees - parent                                   50,000                    50,000
   Directors' fees                                           8,000                     9,500
   General and administrative                               13,853                    35,195
                                                   --------------------      --------------------
Total operating expenses                                   304,658                   250,939
                                                   --------------------      --------------------

NET INCOME                                           $   4,444,572              $  4,104,257
                                                    ====================      ====================

PREFERRED STOCK DIVIDENDS                                3,890,625                 3,890,625
                                                    --------------------      --------------------

EARNINGS AVAILABLE TO
   COMMON STOCKHOLDER                                $     553,947               $   213,632
                                                     ====================      ====================
AVERAGE COMMON SHARES                                          100                       100
                                                     ====================      ====================
EARNINGS PER COMMON SHARE                            $    5,539.47              $   2,136.32
                                                     ====================      ====================
See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                               Capital
                                                             Contributed
                                 Preferred      Common       In Excess        Retained       Stockholders'
                                   Stock        Stock         of Par          Earnings           Equity
                              -------------- ----------- ---------------- ---------------- ----------------

Balance, December 31, 2004     $ 15,000,000     $   100    $ 284,999,900     $    6,867      $ 300,006,867

Net income                                -           -                -      4,444,572          4,444,572

Dividends on 10 3/8%
  Noncumulative Exchangeable
  Preferred Stock, Series A               -           -                -     (3,890,625)        (3,890,625)
                              -------------- ----------- ---------------- ---------------- ----------------

Balance, March 31, 2005        $ 15,000,000     $   100    $ 284,999,900     $  560,814      $ 300,560,814
                              ============== =========== ================ ================ ================
See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                     --------------------------------------------
                                                                          2005                     2004
                                                                    -------------------      -------------------
Cash flows from operating activities:

Net income                                                              $  4,444,572             $  4,104,257
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     (Increase) decrease in accounts receivable from parent                1,187,249               (1,200,270)
     Increase in accrued interest receivable                                 (77,562)                 (72,610)
     Increase in prepaid expenses                                            (39,762)                 (22,563)
     Increase (decrease) in accounts payable to others and accrued
        expenses                                                              (9,925)                  10,297
     Increase in accrued interest payable to parent                          147,125                        -
                                                                     -------------------      -------------------
     Net cash provided by operating activities                             5,651,697                2,819,111
                                                                     -------------------      -------------------

Cash flows from investing activities:
     Purchases of residential mortgage loans                             (31,307,714)             (31,910,578)
     Repayments of residential mortgage loans                             31,698,966               28,069,289
                                                                     -------------------      -------------------
     Net cash provided by (used in) investing activities                     391,252               (3,841,289)
                                                                     -------------------      -------------------

Cash flows from financing activities:
     Dividends paid on preferred stock                                    (3,890,625)              (3,890,625)
     Dividends paid on common stock                                         (700,000)                (350,000)
                                                                      -------------------      -------------------
     Net cash used in financing activities                                (4,590,625)              (4,240,625)
                                                                      -------------------      -------------------

Net increase (decrease) in cash and cash equivalents                       1,452,324               (5,262,803)
Cash and cash equivalents at beginning of period                           2,318,102                5,411,004
                                                                      -------------------      -------------------
Cash and cash equivalents at end of period                              $  3,770,426              $   148,201
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

NOTE 2 – RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages (“ARMs”) and fixed-rate mortgages. The ARMs have interest rates which are fixed for the indicated period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage notes. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on a residential dwelling. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

                                                March 31,               December 31,
                                                  2005                      2004
                                           ------------------      -----------------------
          Monthly ARMs                     $    115,459,962           $    107,438,487
          One-year ARMs                          11,546,660                 13,985,393
          Three-year ARMs                        15,534,080                 13,040,178
          Five-year ARMs                        113,322,153                110,068,100
          7/1 ARMs                                5,377,008                  6,229,074
          10/1 ARMs                              15,386,999                 17,658,506
          Fixed-rate                             97,480,862                106,079,238
                                           ------------------      -----------------------
               Total                            374,107,724                374,498,976
          Less:
               Allowance for loan losses             40,333                     40,333
                                           ------------------      -----------------------

               Total                       $    374,067,391           $    374,458,643
                                           ==================      =======================

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

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2005, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company’s preferred stock out of the retained earnings of the Company. Dividends were paid on April 15, 2005.

No cash dividends on common stock were declared during the three months ended March 31, 2005.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At March 31, 2005, the interest rate was 3.54%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at March 31, 2005 and the interest rates on such loans, anticipated annual income, net of operating expenses, on the Company’s loan portfolio was approximately 115.2% of the projected annual dividend on the Series A Preferred Shares.

Residential Mortgage Loans

At March 31, 2005 and December 31, 2004, the Company had $374,067,391 and $374,458,643, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the three months ended March 31, 2005, Residential Mortgage Loan purchases were $31,307,714 and principal collections were $31,698,966. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At March 31, 2005, the Company had four non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,112,320 (or 0.30% of loans). At December 31, 2004, the Company had two non-accrual loans with an aggregate principal balance of $546,701 (or 0.15% of loans).

At March 31, 2005, the Company had one loan which was delinquent 30-89 days with a principal balance of $203,033 (or 0.05% of loans). At December 31, 2004, the Company had two loans which were delinquent 30-89 days with an aggregate principal balance of $576,811 (or 0.15% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the three months ended March 31, 2005 and 2004. The balance of the allowance for loan losses was $40,333 at March 31, 2005 and 2004.

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

In response to reduced market interest rates, the Company has taken steps to increase the funds available to pay dividends on the Series A Preferred Shares. On December 20, 2004, the Company borrowed $75,000,000 from the Bank and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

There can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage.” The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company’s market risk disclosures from the disclosures made in the 2004 10-K.

Significant Concentration of Credit Risk

Concentration of credit risk exists when a number of customers are engaged in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio.

Many (or 39.7%) of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. In addition, 11.4% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, a concentration of risk exists and the Company may be subject to a greater risk of default in the event of adverse economic, political or business developments in Washington, DC, Maryland, Virginia and California that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are primarily the funding of the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and the payment of dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” our anticipated annual income, based on our mortgage loan portfolio at March 31, 2005, is 115.2% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of March 31, 2005.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2005, the Company met the requirements of all applicable tests.

No income tax was paid during either of the three month periods ended March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

During the three months ended March 31, 2005 and 2004, the Company reported net income of $4,444,572 and $4,104,257, respectively.

Total interest income was $5,387,772 for the three months ended March 31, 2005 (the “2005 quarter”) compared to $4,355,196 for the three months ended March 31, 2004 (the “2004 quarter”). Interest income on Residential Mortgage Loans totaled $5,383,940 for the 2005 quarter compared to $4,353,480 for the 2004 quarter. The increase in interest income resulted from the higher average balance of loans receivable and an increase in the average yield on such loans to 5.79% in the 2005 quarter from 5.75% in the 2004 quarter. The average balance of the Residential Mortgage Loan portfolio was $372,159,896 in the 2005 quarter compared to $299,228,924 in the 2004 quarter. The Company would have recorded an additional $14,649 and $7,787 in interest income for the three months ended March 31, 2005 and 2004, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $3,832 and $1,716 was recognized on the Company’s interest bearing deposits during the three months ended March 31, 2005 and 2004, respectively. The increase was due to an increase in average balances of interest bearing deposits to $1,002,668 in the 2005 quarter from $972,661 in the 2004 quarter and a higher average yield on interest bearing deposits, which increased by 82 basis points (to 1.53% from 0.71%) from the average yield in the 2004 quarter.

During the 2005 quarter, the Company incurred interest expense totaling $638,542.

No provision for loan losses was recorded for the three months ended March 31, 2005 and 2004.

Operating expenses totaling $304,658 and $250,939 for the three months ended March 31, 2005 and 2004, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $232,805 and $156,244, for the three months ended March 31, 2005 and 2004, respectively. The increase in loan servicing fees paid to parent for the quarter ended March 31, 2005 is attributable to an increase in the average balance of Residential Mortgage Loans. Advisory fees paid to parent for the three months ended March 31, 2005 and 2004 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended March 31, 2005 and 2004 were $8,000 and $9,500, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $13,853 and $35,195 for the three months ended March 31, 2005 and 2004, respectively.

On March 15, 2005, the Company’s Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on April 15, 2005.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk,” which is hereby incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

During the three months ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

March 13, 2005                                      By:  /s/ STEPHEN R. HALPIN, JR.
                                                         --------------------------------
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

March 13, 2005                                      By:  /s/ JOEL A. FRIEDMAN
                                                         ------------------------------
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2005 of Chevy Chase Preferred
         Capital Corporation;

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

March 13, 2005                                      /s/ B. FRANCIS SAUL II
                                                    ----------------------------------
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2005 of Chevy Chase Preferred
         Capital Corporation;

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

March 13, 2005                                      /s/ STEPHEN R. HALPIN, JR.
                                                     --------------------------
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

March 13, 2005                                                /s/ B. FRANCIS SAUL II
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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 13, 2005                                                /s/ STEPHEN R. HALPIN, JR.
                                                              --------------------------
                                                              Stephen R. Halpin, Jr.
                                                              Executive Vice President, Treasurer
                                                              and Chief Financial Officer