Form 10-Q
period 2005-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2005-08-12
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of July 15, 2005. All of such shares were owned by Chevy Chase Bank; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                Page

Item 1. Financial Statements:......................................................................1
         (a)      Statements of Financial Condition as of June 30, 2005 and
                    December 31, 2004..............................................................2
         (b)      Statements of Operations for the Three and Six Months Ended
                    June 30, 2005 and 2004 ........................................................3
         (c)      Statement of Stockholders' Equity for the Six Months
                    Ended June 30, 2005............................................................4
         (d)      Statements of Cash Flows for the Six Months Ended
                    June 30, 2005 and 2004 ........................................................5
         (e)      Notes to Financial Statements....................................................6

Item 2.  Management’s Discussion and Analysis of Financial

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............................12

Item 3.  Defaults Upon Senior Securities..........................................................12

Item 4.  Submission of Matters to a Vote of Security Holders......................................12

Item 5.  Other Information........................................................................12

Item 6.  Exhibits.................................................................................12

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                            June 30,         December 31,
                                                              2005              2004
                                                        ----------------   ----------------
                                                          (Unaudited)
                                                ASSETS

Cash and interest-bearing deposits                       $    4,108,766     $    2,318,102
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                      373,947,615        374,458,643
Accounts receivable from parent                                 681,927          1,591,546
Accrued interest receivable                                   1,547,046          1,346,764
Prepaid expenses                                                 28,078              5,000
                                                        ----------------   ----------------
         Total assets                                    $  380,313,432     $  379,720,055
                                                        ================   ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loan payable to parent                                   $   75,000,000     $   75,000,000
Accrued interest payable to parent                              261,875             81,500
Accounts payable to others and accrued expenses                  23,751             41,063
Dividends payable to parent                                           -            700,000
Dividends payable to others                                   3,890,625          3,890,625
                                                        ----------------   ----------------
    Total liabilities                                        79,176,251         79,713,188
                                                        ----------------   ----------------

Stockholders' Equity:
Preferred Stock, 10,000,000 shares authorized:
  10 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A, $5 par value, 3,000,000 shares issued and
  outstanding(liquidation value of $150,000,000 plus
  accrued and unpaid dividends)                              15,000,000         15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100
  shares issued and outstanding                                     100                100
Capital contributed in excess of par                        284,999,900        284,999,900
Retained earnings                                             1,137,181              6,867
                                                        ----------------   ----------------
Total stockholders' equity                                  301,137,181        300,006,867
                                                        ----------------   ----------------

         Total liabilities and stockholders' equity      $  380,313,432     $  379,720,055
                                                        ================   ================

                                          See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                      Three Months Ended                        Six Months Ended
                                           June 30,                                 June 30,
                             ----------------------------------   ----------------------------------
                                     2005              2004             2005               2004
                             ----------------  ----------------   ----------------  ----------------

Net Interest Income
  Residential mortgage loans    $  5,542,503      $  4,298,043       $ 10,926,442     $  8,651,523
  Other                                2,316             3,408              6,148            5,124
                             ----------------  ----------------   ----------------  ----------------
   Total interest income           5,544,819         4,301,451         10,932,590        8,656,647
   Interest expense                  735,018                 -          1,373,560                -
                             ----------------  ----------------   ----------------  ----------------
     Net interest income           4,809,801         4,301,451          9,559,030        8,656,647
                             ----------------  ----------------   ----------------  ----------------

Operating Expenses
   Loan servicing fees - parent      235,457           161,832            468,262          318,076
   Advisory fees - parent             50,000            50,000            100,000          100,000
   Directors' fees                     8,000             7,251             16,000           16,751
   General and administrative         49,351            34,959             63,204           70,154
                             ----------------  ----------------   ----------------  ----------------
Total operating expenses             342,808           254,042            647,466          504,981
                             ----------------  ----------------   ----------------  ----------------

NET INCOME                         4,466,993         4,047,409          8,911,564        8,151,666

PREFERRED STOCK DIVIDENDS          3,890,625         3,890,625          7,781,250        7,781,250
                             ----------------  ----------------   ----------------  ----------------

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER              $    576,368       $   156,784       $  1,130,314      $   370,416
                             ================  ================   ================  ================
AVERAGE COMMON SHARES                    100               100                100              100
                             ================  ================   ================  ================
EARNINGS PER COMMON SHARE       $   5,763.68      $   1,567.84       $  11,303.14      $  3,704.16
                             ================  ================   ================  ================

                                          See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                             Capital
                                                           Contributed
                               Preferred       Common       In Excess        Retained      Stockholders'
                                 Stock         Stock         of Par          Earnings         Equity
                            --------------  -----------  ---------------  --------------  ----------------

Balance, December 31, 2004   $ 15,000,000      $   100    $ 284,999,900      $    6,867     $ 300,006,867

Net income                              -            -                -       8,911,564         8,911,564

Dividends on
  Preferred Stock                       -            -                -      (7,781,250)       (7,781,250)
                            --------------  -----------  ---------------  --------------  ----------------

Balance, June 30, 2005       $ 15,000,000      $   100    $ 284,999,900    $  1,137,181     $ 301,137,181
                            ==============  ===========  ===============  ==============  ================

                                          See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                               ----------------------------------
                                                                     2005              2004
                                                               ----------------  ----------------
Cash flows from operating activities:
Net income                                                        $  8,911,564      $  8,151,666
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     (Increase) decrease in accounts receivable from parent            909,619          (843,504)
     Increase in accrued interest receivable                          (200,282)         (126,559)
     Increase in prepaid expenses                                      (23,078)           (9,541)
     Increase (decrease) in accounts payable to others
        and accrued expenses                                           (17,312)           22,931
     Increase in accrued interest payable to parent                    180,375                 -
                                                               ----------------  ----------------
 Net cash provided by operating activities                           9,760,886         7,194,993                                                                    -------------------    -------------------

Cash flows from investing activities:
     Purchases of residential mortgage loans                       (65,259,416)      (75,351,563)
     Repayments of residential mortgage loans                       65,770,444        71,086,383
                                                               ----------------   ---------------
     Net cash provided by (used in) investing activities               511,028        (4,265,180)
                                                               ----------------   ---------------
Cash flows from financing activities:
     Dividends paid on preferred stock                              (7,781,250)       (7,781,250)
     Dividends paid on common stock                                   (700,000)         (392,614)
                                                               ----------------   ---------------
     Net cash used in financing activities                          (8,481,250)       (8,173,864)
                                                               ----------------   ---------------

Net increase (decrease) in cash and cash equivalent                  1,790,664        (5,244,051)
Cash and cash equivalents at beginning of period                     2,318,102         5,411,004
                                                               ----------------   ---------------
Cash and cash equivalents at end of period                        $  4,108,766       $   166,953
                                                               ================   ===============

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

The accompanying financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and notes normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Form 10-K of the Company for the year ended December 31, 2004.

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

                                       June 30, 2005                      December 31, 2004
                             ---------------------------------    --------------------------------
                                 Aggregate        Weighted            Aggregate        Weighted
Type                         Principal Balance  Average Yield     Principal Balance  Average Yield
----                         -----------------  --------------    -----------------  -------------
Monthly ARMs                    $ 105,359,056           5.93%        $ 107,438,487          4.93%
One-year ARMs                       9,727,480           5.09%           13,985,393          4.48%
Three-year ARMs                    22,306,973           5.83%           13,040,178          5.35%
Five-year ARMs                    128,378,972           5.65%          110,068,100          5.56%
7/1 ARMs                            4,379,918           6.69%            6,229,074          6.71%
10/1 ARMs                          13,802,398           6.67%           17,658,506          6.70%
Fixed-rate                         90,033,151           6.45%          106,079,238          6.48%
                             -----------------  --------------    -----------------  -------------
     Total                        373,987,948           5.96%          374,498,976          5.67%
                                                ==============                       =============
Less:
   Allowance for loan losses           40,333                               40,333
                             -----------------                    -----------------

     Total                      $ 373,947,615                        $ 374,458,643
                             =================                    =================

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

NOTE 4 - DIVIDENDS:

During the three and six months ended June 30, 2005, the Company’s Board of Directors declared cash dividends of $3,890,625 and $7,781,250, respectively, on the Company’s preferred stock out of the retained earnings of the Company. Dividends were paid on April 15, 2005 and July 15, 2005.

No cash dividends on common stock were declared during the six months ended June 30, 2005.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At June 30, 2005, the interest rate was 3.96%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at June 30, 2005 and the interest rates on such loans, anticipated annual income, net of interest and operating expenses, on the Company’s loan portfolio was approximately 117.1% of the projected annual dividend on the Series A Preferred Shares. As of June 30, 2005, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 5.96%.

Residential Mortgage Loans

At June 30, 2005 and December 31, 2004, the Company had $373,947,615 and $374,458,643, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the six months ended June 30, 2005, Residential Mortgage Loan purchases were $65,259,416 and principal collections were $65,770,444. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At June 30, 2005, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $900,295 (or 0.24% of loans). At December 31, 2004, the Company had two non-accrual loans with an aggregate principal balance of $546,701 (or 0.15% of loans).

At June 30, 2005, the Company had six loans which were delinquent 30-89 days with a principal balance of $1,192,394 (or 0.32% of loans). At December 31, 2004, the Company had two loans which were delinquent 30-89 days with an aggregate principal balance of $576,811 (or 0.15% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the six months ended June 30, 2005 and 2004. The balance of the allowance for loan losses was $40,333 at June 30, 2005 and 2004.

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

41.4% of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. In addition, 10.5% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, a concentration of risk exists and the Company may be subject to a greater risk of default in the event of adverse economic, political or business developments in Washington, DC, Maryland, Virginia and California that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are primarily the funding of the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and the payment of dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” the Company’s anticipated annual income, based on its mortgage loan portfolio at June 30, 2005, is 117.1% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of June 30, 2005.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2005, the Company met the requirements of all applicable tests.

No income tax was paid during either of the six month periods ended June 30, 2005 and 2004.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

During the three months ended June 30, 2005 and 2004, the Company reported net income of $4,466,993 and $4,047,409, respectively, or an increase of 10.4%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was partially offset by increased interest expense.

Net interest income increased $508,350 (or 11.8%) in the 2005 quarter. The Company would have recorded an additional $12,479 in interest income for the three months ended June 30, 2005 had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,544,819 for the three months ended June 30, 2005 (the “2005 quarter”) compared to $4,301,451 for the three months ended June 30, 2004 (the “2004 quarter”), or an increase of 28.9%. Interest income on Residential Mortgage Loans totaled $5,542,503 for the 2005 quarter compared to $4,298,043 for the 2004 quarter, or an increase of 29.0%. The increase in interest income resulted from the higher average balance of loans receivable and an increase in the average yield on such loans to 5.94% in the 2005 quarter from 5.79% in the 2004 quarter. The average balance of the Residential Mortgage Loan portfolio was $373,212,634 in the 2005 quarter compared to $297,107,068 in the 2004 quarter.

Interest income of $2,316 and $3,408 was recognized on the Company’s interest bearing deposits during the three months ended June 30, 2005 and 2004, respectively.

During the 2005 quarter, the Company incurred interest expense totaling $735,018 related to the Company’s $75,000,000 loan from the Bank. There was no interest expense in the 2004 quarter.

No provision for loan losses was recorded for the three months ended June 30, 2005 and 2004.

Operating expenses totaling $342,808 and $254,042 for the three months ended June 30, 2005 and 2004, respectively, or an increase of 34.9%, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $235,457 and $161,832, for the three months ended June 30, 2005 and 2004, respectively, or an increase of 45.5%. The increase in loan servicing fees paid to parent for the quarter ended June 30, 2005 is attributable to an increase in the average balance of Residential Mortgage Loans. Advisory fees paid to parent for the three months ended June 30, 2005 and 2004 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended June 30, 2005 and 2004 were $8,000 and $7,251, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $49,351 and $34,959 for the three months ended June 30, 2005 and 2004, respectively, or an increase of 41.2%.

On June 14, 2005, the Company’s Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on July 15, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

During the six months ended June 30, 2005 and 2004, the Company reported net income of $8,911,564 and $8,151,666, respectively, or an increase of 9.3%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was partially offset by increased interest expense.

Net interest income increased $902,383 (or 10.4%) in the 2005 period. The Company would have recorded an additional $27,128 in interest income for the six months ended June 30, 2005 had its non-accrual loans been current in accordance with their original terms.

Total interest income was $10,932,590 for the six months ended June 30, 2005 (the “2005 period”) compared to $8,656,647 for the six months ended June 30, 2004 (the “2004 period”), an increase of 26.3%. Interest income on Residential Mortgage Loans totaled $10,926,442 for the six months ended June 30, 2005, compared to $8,651,523 for the six months ended June 30, 2004, an increase of 26.3%. The increase in interest income resulted from higher average balances of loans receivable and, to a lesser extent, an increase in the average yield on such loans to 5.86% in the 2005 period from 5.80% in the 2004 period. The average balance of the Residential Mortgage Loan portfolio was $372,686,265 in the 2005 period compared to $298,167,996 in the 2004 period.

Interest income of $6,148 and $5,124 was recognized on the Company’s interest bearing deposits during the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to higher average yields and was partially offset by lower average balances of interest bearing deposits during the 2005 period.

No provision for loan losses was recorded for the six months ended June 30, 2005 and 2004.

During the 2005 period, the Company incurred interest expense totaling $1,373,560 related to the Company’s $75,000,000 loan from the Bank. There was no interest expense in the 2004 period.

Operating expenses totaling $647,466 and $504,981 for the six months ended June 30, 2005 and 2004, respectively, or an increase of 28.2%, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors fees and general and administrative expenses. Loan servicing fees paid to parent were $468,262 and $318,076 for the six months ended June 30, 2005 and 2004, or an increase of 47.2%. The increase in loan servicing fees paid to parent for the period ended June 30, 2005 is attributable to an increase in the average balance of Residential Mortgage Loans. Advisory fees paid to parent for the six months ended June 30, 2005 and 2004 totaled $100,000 for each period. Directors’ fees paid for the six months ended June 30, 2005 and 2004 totaled $16,000 and $16,751, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $63,204 and $70,154 for the six months ended June 30, 2005 and 2004, respectively, or a decrease of 9.9%.

During the six months ended June 30, 2005, the Company’s Board of Directors declared $7,781,250 of preferred stock dividends.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

During the three months ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

August 12, 2005                                          By:  /s/ STEPHEN R. HALPIN, JR.
                                                         --------------------------
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

August 12, 2005                                          By:  /s/ JOEL A. FRIEDMAN
                                                         ---------------------------
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2005 of Chevy
         Chase Preferred Capital Corporation;

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

August 12, 2005                                      /s/ B. FRANCIS SAUL II
                                                     ------------------------------------------
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2005 of Chevy
         Chase Preferred Capital Corporation;

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

August 12, 2005                                      /s/ STEPHEN R. HALPIN, JR.
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2005                                               /s/ B. FRANCIS SAUL II
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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 12, 2005                                               /s/ STEPHEN R. HALPIN, JR.
                                                              --------------------------
                                                              Stephen R. Halpin, Jr.
                                                              Executive Vice President, Treasurer
                                                              and Chief Financial Officer