Form 10-Q
period 2005-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2005-11-14
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No_X_

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes __ No_X_

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of October 15, 2005. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                Page
Item 1. Financial Statements:......................................................................1
         (a)      Statements of Financial Condition as of September 30, 2005 and
                    December 31, 2004..............................................................2
         (b)      Statements of Operations for the Three and Nine Months Ended
                    September 30, 2005 and 2004 ...................................................3
         (c)      Statement of Stockholders' Equity for the Nine Months
                    Ended September 30, 2005.......................................................4
         (d)      Statements of Cash Flows for the Nine Months Ended
                    September 30, 2005 and 2004 ...................................................5
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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF FINANCIAL CONDITION

                                                          September 30,         December 31,
                                                              2005                 2004
                                                        -------------------   -----------------
                                                           (Unaudited)
                                             ASSETS

Cash and interest-bearing deposits                          $    11,310,163     $    2,318,102
Residential mortgage loans (net of allowance for
   losses of $40,333 for both periods)                          364,661,891        374,458,643
Accounts receivable from parent                                   3,343,447          1,591,546
Accrued interest receivable                                       1,499,465          1,346,764
Prepaid expenses                                                     11,395              5,000
                                                        --------------------   -----------------
         Total assets                                       $   380,826,361    $   379,720,055
                                                        ====================   =================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loan payable to parent                                      $    75,000,000    $    75,000,000
Accrued interest payable to parent                                  222,063             81,500
Accounts payable to others and accrued expenses                       6,750             41,063
Dividends payable to parent                                               -            700,000
Dividends payable to others                                       3,890,625          3,890,625
                                                        --------------------   -----------------
    Total liabilities                                       $    79,119,438    $    79,713,188
                                                        --------------------   -----------------

Stockholders' Equity:
PreferredStock, 10,000,000 shares authorized:
  10 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A, $5 par value, 3,000,000 shares issued and
  outstanding(liquidation value of $150,000,000 plus
  accrued and unpaid dividends)                                  15,000,000         15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100
shares issued and outstanding                                           100                100
Capital contributed in excess of par                            284,999,900        284,999,900
Retained earnings                                                 1,706,923              6,867
                                                        --------------------   -----------------
Total stockholders' equity                                      301,706,923        300,006,867
                                                        --------------------   -----------------

         Total liabilities and stockholders' equity         $   380,826,361    $   379,720,055
                                                        ====================   =================

               See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended                    Nine Months Ended
                                                 September 30,                        September 30,
                                     ----------------------------------  -----------------------------------
                                        2005                2004               2005              2004
                                     ---------------    ---------------  -----------------   ----------------

  Net Interest Income
   Residential mortgage loans          $  5,604,297     $   4,256,960      $ 16,530,739     $  12,908,483
   Other                                      1,322             2,134             7,470             7,258
                                     ---------------    ---------------  -----------------   ----------------
     Total interest income                5,605,619         4,259,094        16,538,209        12,915,741
   Interest expense                         844,163                 -         2,217,723                 -
                                     ---------------    ---------------  -----------------   ----------------
     Net interest income                  4,761,456         4,259,094        14,320,486        12,915,741
                                     ---------------    ---------------  -----------------   ----------------

 Operating Expenses
   Loan servicing fees - parent             227,094           167,393           695,356           485,469
   Advisory fees - parent                    50,000            50,000           150,000           150,000
   Directors' fees                            8,000             8,000            24,000            24,751
   General and administrative                15,995            36,797            79,199           106,951
                                     ---------------    ---------------  -----------------   ----------------
     Total operating expenses               301,089           262,190           948,555           767,171
                                     ---------------    ---------------  -----------------   ----------------
NET INCOME                                4,460,367         3,996,904        13,371,931        12,148,570

PREFERRED STOCK DIVIDENDS                 3,890,625         3,890,625        11,671,875        11,671,875
                                     ---------------    ---------------  -----------------   ----------------

EARNINGS AVAILABLE TO
  COMMON STOCKHOLDER                    $   569,742      $    106,279      $  1,700,056       $   476,695
                                     ===============    ===============  =================   ================
AVERAGE COMMON SHARES                           100               100               100               100
                                     ===============    ===============  =================   ================
EARNINGS PER COMMON SHARE              $   5,697.42      $   1,062.79      $  17,000.56      $   4,766.95
                                     ===============    ===============  =================   ================

               See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                 Capital
                                                               Contributed
                                  Preferred       Common        In Excess         Retained        Stockholders'
                                    Stock         Stock          of Par           Earnings            Equity
                               ---------------- ------------- --------------- ------------------- ------------------

Balance, December 31, 2004        $ 15,000,000     $   100     $ 284,999,900      $    6,867       $ 300,006,867

Net income                                   -           -                 -      13,371,931          13,371,931

Dividends on
  Preferred Stock                            -           -                 -     (11,671,875)        (11,671,875)
                               ----------------- ------------ ---------------- ------------------ ------------------

Balance, September 30, 2005       $ 15,000,000     $   100     $ 284,999,900     $ 1,706,923       $ 301,706,923
                               ================== =========== ================= ================ ===================

              See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                 -----------------------------------------
                                                                        2005                  2004
                                                                 -------------------   -------------------
Cash flows from operating activities:

Net income                                                           $  13,371,931         $  12,148,570
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     (Increase) decrease in accounts receivable from parent             (1,751,901)              894,828
     Increase in accrued interest receivable                              (152,701)              (98,676)
     Increase in prepaid expenses                                           (6,395)               (6,521)
     Increase (decrease) in accounts payable to others
        and accrued expenses                                               (34,313)               54,462
     Increase in accrued interest payable to parent                        140,563                     -
                                                                 -------------------   -------------------
     Net cash provided by operating activities                       $  11,567,184         $  12,992,663
                                                                 -------------------   -------------------

Cash flows from investing activities:
     Purchases of residential mortgage loans                          (102,080,073)         (106,060,522)
     Repayments of residential mortgage loans                          111,876,825           103,373,407
                                                                 -------------------   -------------------
     Net cash provided by (used in) investing activities                 9,796,752            (2,687,115)
                                                                 -------------------   -------------------
Cash flows from financing activities:
     Dividends paid on preferred stock                                 (11,671,875)          (11,671,875)
     Dividends paid on common stock                                       (700,000)             (392,614)
                                                                 -------------------   -------------------
     Net cash used in financing activities                             (12,371,875)          (12,064,489)
                                                                 -------------------   -------------------

Net increase (decrease) in cash and cash equivalents                     8,992,061            (1,758,941)
Cash and cash equivalents at beginning of period                         2,318,102             5,411,004
                                                                  -------------------   -------------------
Cash and cash equivalents at end of period                           $  11,310,163          $  3,652,063
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

                                   September 30, 2005                        December 31, 2004
                          -------------------------------------     -------------------------------------
Type                          Aggregate            Weighted             Aggregate            Weighted
---                      Principal Balance      Average Yield      Principal Balance     Average Yield
                         ------------------     --------------     -------------------   ---------------
Monthly ARMs                  $  90,104,779          6.46%               $ 107,438,487        4.93%
One-year ARMs                    10,353,243          5.62%                  13,985,393        4.48%
Three-year ARMs                  25,055,657          6.01%                  13,040,178        5.35%
Five-year ARMs                  143,408,064          5.76%                 110,068,100        5.56%
7/1 ARMs                          3,641,757          6.68%                   6,229,074        6.71%
10/1 ARMs                        12,254,420          6.70%                  17,658,506        6.70%
Fixed-rate                       79,884,304          6.44%                 106,079,238        6.48%
                          ------------------     --------------     -------------------   ---------------
     Total                      364,702,224          6.13%                 374,498,976        5.67%
                                                 ==============                           ===============
Less:
     Allowance for loan loss         40,333                                     40,333
                           ------------------                        ------------------
     Total                    $ 364,661,891                              $ 374,458,643
                           ==================                        ===================

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

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2005, the Company’s Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company’s preferred stock out of the retained earnings of the Company. Dividends were paid on April 15, 2005, July 15, 2005 and October 17, 2005.

No cash dividends on common stock were declared during the three and nine months ended September 30, 2005.

In January 2005, the Company paid dividends of $700,000 and $3,890,625 on its common stock and preferred stock, respectively, which were declared in December 2004.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At September 30, 2005, the interest rate was 4.69%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at September 30, 2005 and the interest rates on such loans, anticipated annual income, net of interest and operating expenses, on the Company’s loan portfolio was approximately 112.7% of the projected annual dividend on the Series A Preferred Shares. As of September 30, 2005, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.13%.

Residential Mortgage Loans

At September 30, 2005 and December 31, 2004, the Company had $364,661,891 and $374,458,643, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”), net of allowance for loan losses. During the nine months ended September 30, 2005, Residential Mortgage Loan purchases were $102,080,073 and principal collections were $111,876,825. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At September 30, 2005, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $898,666 (or 0.25% of loans). At December 31, 2004, the Company had two non-accrual loans with an aggregate principal balance of $546,701 (or 0.15% of loans).

At September 30, 2005, the Company had six loans which were delinquent 30-89 days with a principal balance of $971,648 (or 0.27% of loans). At December 31, 2004, the Company had two loans which were delinquent 30-89 days with an aggregate principal balance of $576,811 (or 0.15% of loans).

Allowance for Loan Losses

An analysis is performed periodically to determine the level of allowance for loan losses required and takes into consideration such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations in the periods they are determined to be necessary. There was no activity in the allowance for loan losses during the nine months ended September 30, 2005 and 2004. The balance of the allowance for loan losses was $40,333 at September 30, 2005 and 2004.

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

In response to reduced market interest rates in prior periods, the Company has previously taken steps to increase the funds available to pay dividends on the Series A Preferred Shares. On December 20, 2004, the Company borrowed $75,000,000 from the Bank and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

During more recent periods including the current quarter, market interest rates have risen resulting in an increase in the Company’s income available for distribution to its stockholders.

There can be no assurance that a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage.” The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

At September 30, 2005, approximately 43.2% of the Company’s Residential Mortgage Loans are secured by residential real estate properties located in the Washington, DC metropolitan area. In addition, 10.6% the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, a concentration of risk exists and the Company may be subject to a greater risk of default in the event of adverse economic, political or business developments in Washington DC; Maryland; Virginia and California that may affect the ability of residential property owners in any of these areas to make payments of principal and interest on the underlying mortgages.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are primarily the funding of the acquisition of additional mortgage assets as current mortgage assets held by the Company are repaid and the payment of dividends on the Series A Preferred Shares. The acquisition of such additional mortgage assets will be funded with the proceeds from principal repayments on its current portfolio of mortgage assets. The Company does not anticipate that it will have any other material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its mortgage asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” the Company’s anticipated annual income, based on its mortgage loan portfolio at September 30, 2005, is 112.7% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of September 30, 2005.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders; meets certain organizational, stock ownership and operational requirements; and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2005, the Company met the requirements of all applicable tests.

No income tax was paid during either of the nine month periods ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

During the three months ended September 30, 2005 and 2004, the Company reported net income of $4,460,367 and $3,996,904, respectively, an increase of 11.6%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was partially offset by increased interest expense.

Net interest income increased $502,362 (or 11.8%) in the 2005 quarter. The Company would have recorded an additional $13,242 in interest income for the three months ended September 30, 2005 had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,605,619 for the three months ended September 30, 2005 (the “2005 quarter”) compared to $4,259,094 for the three months ended September 30, 2004 (the “2004 quarter”), or an increase of 31.6%. Interest income on Residential Mortgage Loans totaled $5,604,297 for the 2005 quarter compared to $4,256,960 for the 2004 quarter, or an increase of 31.7%. The increase in interest income resulted from the higher average balance of loans receivable and an increase in the average yield on such loans to 6.09% in the 2005 quarter from 5.72% in the 2004 quarter. The average balance of the Residential Mortgage Loan portfolio was $368,306,175 in the 2005 quarter compared to $297,793,618 in the 2004 quarter.

Interest income of $1,322 and $2,134 was recognized on the Company’s interest bearing deposits during the three months ended September 30, 2005 and 2004, respectively. During the 2005 quarter, the Company incurred interest expense totaling $844,163 related to the Company’s $75,000,000 loan from the Bank. There was no interest expense in the 2004 quarter.

No provision for loan losses was recorded for the three months ended September 30, 2005 and 2004.

Operating expenses totaling $301,089 and $262,190 for the three months ended September 30, 2005 and 2004, respectively, or an increase of 14.8%, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $227,094 and $167,393, for the three months ended September 30, 2005 and 2004, respectively, or an increase of 35.7%. The increase in loan servicing fees paid to parent for the quarter ended September 30, 2005 is attributable to an increase in the average balance of Residential Mortgage Loans. Advisory fees paid to parent for the three months ended September 30, 2005 and 2004 totaled $50,000 for each quarter. Directors’ fees paid for the three months ended September 30, 2005 and 2004 totaled $8,000 for each quarter, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $15,995 and $36,797 for the three months ended September 30, 2005 and 2004, respectively, or a decrease of 56.5%. The decrease in general and administrative expenses is largely due to decreases in the fees paid to the Company’s external auditors and legal expenses.

On September 13, 2005, the Company’s Board of Directors declared, out of the retained earnings of the Company, a cash dividend of $1.296875 per share on the outstanding Series A Preferred Shares which was paid on October 17, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005 and 2004, the Company reported net income of $13,371,931 and $12,148,570, respectively, or an increase of 10.1%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was partially offset by increased interest expense.

Net interest income increased $1,404,745 (or 10.9%) in the 2005 period. The Company would have recorded an additional $40,370 in interest income for the nine months ended September 30, 2005 had its non-accrual loans been current in accordance with their original terms.

Total interest income was $16,538,209 for the nine months ended September 30, 2005 (the “2005 period”) compared to $12,915,741 for the nine months ended September 30, 2004 (the “2004 period”), an increase of 28.0%. Interest income on Residential Mortgage Loans totaled $16,530,739 for the nine months ended September 30, 2005, compared to $12,908,483 for the nine months ended September 30, 2004, an increase of 28.1%. The increase in interest income resulted from higher average balances of loans receivable and, to a lesser extent, an increase in the average yield on such loans to 5.94% in the 2005 period from 5.77% in the 2004 period. The average balance of the Residential Mortgage Loan portfolio was $371,226,235 in the 2005 period compared to $298,043,203 in the 2004 period.

Other interest income of $7,470 and $7,258 was recognized on the Company’s interest bearing deposits during the nine months ended September 30, 2005 and 2004, respectively. No provision for loan losses was recorded for the nine months ended September 30, 2005 and 2004.

During the 2005 period, the Company incurred interest expense totaling $2,217,723 related to the Company’s $75,000,000 loan from the Bank. There was no interest expense in the 2004 period.

Operating expenses totaling $948,555 and $767,171 for the nine months ended September 30, 2005 and 2004, respectively, or an increase of 23.6%, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $695,356 and $485,469 for the nine months ended September 30, 2005 and 2004, or an increase of 43.2%. The increase in loan servicing fees paid to parent for the period ended September 30, 2005 is attributable to an increase in the average balance of Residential Mortgage Loans. Advisory fees paid to parent for the nine months ended September 30, 2005 and 2004 totaled $150,000 for each period. Directors’ fees paid for the nine months ended September 30, 2005 and 2004 totaled $24,000 and $24,751, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $79,199 and $106,951 for the nine months ended September 30, 2005 and 2004, respectively, or a decrease of 25.9%. The decrease in general and administrative expenses is largely due to decreases in transfer agent fees and legal expenses.

During the nine months ended September 30, 2005, the Company’s Board of Directors declared $11,671,875 of preferred stock dividends.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

During the three months ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION
(Registrant)

November 14, 2005                                   By:  /s/ STEPHEN R. HALPIN, JR.
                                                         -----------------------------
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President and
                                                         Chief Financial Officer
                                                         (Principal Financial Officer)

November 14, 2005                                   By:  /s/ JOEL A. FRIEDMAN
                                                         -----------------------------
                                                         Joel A. Friedman
                                                         Senior Vice President and Controller
                                                         (Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2005 of Chevy Chase Preferred
         Capital Corporation;

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

November 14, 2005                                    /s/ B. FRANCIS SAUL II
                                                     ------------------------------------------
                                                     B. Francis Saul II
                                                     Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2005 of Chevy Chase Preferred
         Capital Corporation;

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

November 14, 2005                                    /s/ STEPHEN R. HALPIN, JR.
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2005 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2005                                    /s/ B. FRANCIS SAUL II
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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the “Company”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2005 (the “Report”). The undersigned hereby certifies that:

(1)          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2005                                    /s/ STEPHEN R. HALPIN, JR.
                                                     ---------------------------
                                                         Stephen R. Halpin, Jr.
                                                         Executive Vice President, Treasurer
                                                         and Chief Financial Officer