Form 10-K
period 2005-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2006-03-21
CIK 1021179

____________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005                                                                                        .

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________________to___________________________________

Commission File Number: 001-12477

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1998335
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or organization)

7501 Wisconsin Avenue

Bethesda, Maryland 20814

(Address of principal executive office) (Zip Code)

(301) 987-2265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Name of each exchange on which registered
10d% Noncumulative Exchangeable	New York Stock Exchange, Inc.

Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[	]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[	]	No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]	No [	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[	]	Accelerated filer[	]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes[	]	No [ X ]

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2006. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

PART I

ITEM 1.	BUSINESS

GENERAL

Chevy Chase Preferred Capital Corporation (the “Company”) is a Maryland corporation which acquires, holds and manages real estate mortgage assets (“Mortgage Assets”). The Company has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the “Bank”). The Bank is in compliance with its regulatory capital requirements. The Bank services the Company’s Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company has outstanding 3,000,000 shares of 10d% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the “Series A Preferred Shares”). The Series A Preferred Shares are listed on the New York Stock Exchange (symbol CCP-PrA).

DIVIDEND COVERAGE

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at December 31, 2005 and the interest rates on such loans, the Company anticipates that annual income, net of interest expense and operating expenses, on the Company’s loan portfolio will be approximately 117.5% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

In response to reduced market interest rates in prior years, the Company took steps to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to the 2003 reduction in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company’s current portfolio of Mortgage Assets consists of loans secured by first mortgages or deeds of trust (“Mortgage Loans”) on single-family residential real estate properties (“Residential Mortgage Loans”). The following table sets forth information concerning the Company’s Residential Mortgage Loans as of December 31, 2005 and December 31, 2004. All of the Mortgage Loans were acquired from the Bank or its affiliates. A description of the types of Residential Mortgage Loans included in the Company’s portfolio follows the table.

Residential Mortgage Loan Portfolio
	December 31,
	2005			2004
Type	Aggregate Principal Balance	Weighted Average Yield	Percent to Total	Aggregate Principal Balance	Weighted Average Yield	Percent to Total
Payment Option ARMs	$ 72,466,980	6.96%	19.2%	$107,438,487	4.93%	28.7%
One-Year ARMs	8,545,766	6.13%	2.3%	13,985,393	4.48%	3.7%
Three-Year ARMs	25,589,269	6.06%	6.8%	13,040,178	5.35%	3.5%
Five-Year ARMs	180,269,621	5.84%	47.9%	110,068,100	5.56%	29.4%
7/1 ARMs	3,559,239	6.72%	0.9%	6,229,074	6.71%	1.7%
10/1 ARMs	11,376,174	6.68%	3.0%	17,658,506	6.70%	4.7%
15 & 30 Year Fixed-Rate	75,047,780	6.42%	19.9%	106,079,238	6.48%	28.3%
	376,854,829	6.23%	100.0%	374,498,976	5.67%	100.0%
Less:
Allowance for loan losses	40,333			40,333
Total	$376,814,496			$374,458,643

Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 2005 totaled $151,039,626 and principal collections totaled $148,683,773. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residential Mortgage Loans.”

A majority (or 80.1%) of the Residential Mortgage Loans included in the Company’s portfolio at December 31, 2005 bear interest at adjustable rates. The interest rate on an adjustable rate mortgage (“ARM”) resets periodically based on an index (such as the London Interbank Offered Rate (“LIBOR”) or the interest rate on United States Treasury Bills). ARMs are typically subject to lifetime interest rate caps and may be subject to periodic interest rate adjustment caps. As of December 31, 2005, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.23%. For the year ended December 31, 2005, the weighted average interest rate was approximately 6.01%.

The interest rate on each type of ARM product included in the Company’s portfolio adjusts at the time (each “Rate Adjustment Date”) and in the manner described below. If specified in the related mortgage note, an ARM may be subject to lifetime interest rate adjustment caps, to minimum interest rates and to maximum periodic adjustment increases or decreases. Information set forth below regarding interest rate adjustment caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2005 may be subject to different terms.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an ARM will be adjusted based on the ARM type. For all ARMs other than those that provide the borrower with a variety of payment options (“Payment Option ARMs”), on each Rate Adjustment Date the payment is re-calculated to an amount that will fully amortize the then-outstanding principal balance of such loan over its remaining term to stated maturity. Most Payment Option ARMs require the borrower to make a minimum payment which is re-calculated when the loan reaches the maximum negative amortization threshold or on the dates specified in the note. The minimum payment on some Payment Option ARMs is equal to the amount of interest due (interest-only payment) and changes each month. Certain ARM loan products contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If an ARM loan is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note and will remain fixed at such rate for the remaining term of the loan. The Company’s current policy is to retain these fixed-rate loans in its portfolio. All fixed-rate Residential Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan without a fee or penalty.

Payment Option ARM. Payment Option ARMs have interest rates that adjust monthly on each Rate Adjustment Date as specified in the related mortgage note to a rate equal to the sum (rounded as specified in the note) of the index and the related margin, subject to certain limitations. The initial payment on each Payment Option ARM is based on an initial interest rate, which is lower, and may be significantly lower, than the sum of the index and the margin. No Payment Option ARM contains a periodic interest rate adjustment cap; however, the interest rate may not exceed the maximum interest rate specified for such Payment Option ARM in the related mortgage note. The amount of the minimum monthly payment due on most Payment Option ARMs adjusts, on the dates and in the manner specified in the related mortgage note, to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the interest rate applicable. The minimum payment on some Payment Option ARMs is equal to the amount of interest due (interest-only payment) and changes each month. The option to make an interest-only payment terminates with the 181st monthly payment, at which time the minimum payment adjusts to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the then-current interest rate.

Most of the Payment Option ARMs provide the borrower with a below-market introductory interest rate and a variety of monthly payment options. At December 31, 2005, approximately $71.1 million of the Company’s Payment Option ARMs have a payment option that could result in the interest being added to the principal of the loan, or “negative amortization.” At that date, approximately $0.5 million of outstanding principal in excess of the original principal balance was due on these loans. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10%. The remaining Payment Option ARMs have a payment option that allows the borrower to make an interest only payment.

One-Year ARM. Each one-year ARM bears interest at a rate that is fixed for the first twelve monthly payments. The interest rate adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Three-Year ARM. Each three-year ARM bears interest at a rate that is fixed for the first 36 monthly payments. The interest rate adjusts on the date specified in the related mortgage note and periodically thereafter to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note.

Five-Year ARM. Each five-year ARM bears an interest at a rate that is fixed for the first 60 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. Certain of these loans contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term.

Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a “7/1 ARM”) is fixed for the first 84 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a “10/1 ARM”) is fixed for the first 120 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, a lifetime interest rate adjustment cap, and a minimum interest rate as specified in the related mortgage note. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Investment Policy

General. The Company currently intends to maintain at least 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage securities representing interests in pools of Mortgage Loans (“Mortgage-Backed Securities”) and may invest up to 5% of its portfolio in Mortgage Loans secured by commercial real estate properties or multi-family properties (“Commercial Mortgage Loans”) or in other assets eligible to be held by a REIT. The Company’s current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in “non-accrual status” are generally loans that are past due 90 days or more in principal or interest, and “classified” loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility.

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

Loan Payable to Parent

On December 20, 2004, the Company borrowed $75,000,000 from the Bank. The Company used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan payable is secured by a portion of the Residential Mortgage Loan portfolio. Interest on the loan payable varies monthly based on one-month LIBOR plus a specified margin and is payable monthly.

Credit Risk Management Policies

The Company intends that each Mortgage Loan it acquires will represent a first lien position and will be originated in the ordinary course of the originator’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the originator’s own account. The Company also intends that all Mortgage Loans held by the Company will be serviced pursuant to the servicing agreement between the Company and the Bank (the “Servicing Agreement”). See “Servicing.”

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

Geographic Distribution

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 43.6% of total loans at December 31, 2005. In addition, 12.7% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in Washington, DC, Maryland, Virginia and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio. See “Risk Factors.”

SERVICING

The Residential Mortgage Loans owned by the Company are serviced by the Bank (the “Servicer”) pursuant to the terms of the Servicing Agreement. During July 2003, the servicing agreement between the Bank and the Company was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. See “Certain Relationships and Related Transactions.”

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

Under Office of Thrift Supervision (“OTS”) regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of size, if the Bank does not qualify for expedited treatment under OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains “well capitalized” after the payment. At December 31, 2005, the Bank was in compliance with all of its regulatory capital requirements under the Financial Institutions Reform, Recovery and Enforcement Act, and its capital ratios exceeded the ratios established for “well capitalized” institutions under prompt corrective action regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which, at December 31, 2005, was conducting business from 251 full-service offices, including 54 grocery store banking centers, and 972 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank’s home office is located in McLean, Virginia and its executive offices are located in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned subsidiary also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and six mortgage loan production offices in the mid-Atlantic region. At December 31, 2005, the Bank had total assets of $14.5 billion, total deposits of $10.3 billion and total stockholders’ equity of $781 million. Based on total assets at December 31, 2005, the Bank is the largest full-service bank headquartered in the Washington, DC metropolitan area.

The Company is a subsidiary of the Bank and, therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank were not “well capitalized” for purposes of the OTS prompt corrective action regulations. See “Risk Factors.”

THE ADVISOR

In 1996, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Bank (the “Advisor”) to administer the day-to-day operations of the Company. The Advisor is principally responsible for: (i) monitoring the credit quality of the Mortgage Assets held by the Company, (ii) advising the Company with respect to the acquisition, management and financing of the Company’s Mortgage Assets, and (iii) maintaining the custody of the documents related to the Company’s Mortgage Loans. The Advisor may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates involved in the business of managing Mortgage Assets.

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2005, the Advisor and its affiliates owned approximately $7.7 billion of residential mortgage loans, including all of the Company’s Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans.

A portion of such loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates may purchase servicing rights on residential mortgage loans. Including loans serviced for its own portfolio and loans serviced for the Company, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $20.8 billion as of December 31, 2005.

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

At December 31, 2005, the Company had principal debt outstanding totaling $75,000,000. The Company does not currently intend to incur additional indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company’s total stockholders’ equity, including intercompany advances made by the Bank to the Company.

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

ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. See “Risk Factors.”

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

The American Jobs Creation Act of 2004 introduced several changes to REIT qualification standards. The changes excuse certain REIT asset and organization test failures, but generally require payment of a penalty and demonstration of reasonable cause for the failure. Compliance with the relief provisions preserves a company's REIT status. The changes took effect beginning with the Company's 2005 tax year.

On March 14, 2006, the Company’s Board of Directors declared a cash dividend of $2,301.04 per share of Common Stock, which was paid out of retained earnings of the Company and which was treated, for tax purposes, as a distribution made for 2005. Including this dividend, the Company will have distributed 100% of its REIT taxable income to its stockholders in 2005. During the year ended December 31, 2004, the company distributed over 100% of its REIT taxable income to its stockholders.

There are two income tests that must be satisfied for each taxable year.

•

At least 75% of the Company’s gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;

•

At least 95% of the Company’s gross income (excluding income from prohibited transactions) must be from income included under the 75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company’s taxable year.

•	At least 75% of the value of the Company’s total assets must be represented by real estate assets, cash, cash items, and government securities;

•	Not more than 25% of the Company’s total assets may be represented by securities other than those in the 75% asset class; and

•

The value of any one issuer’s securities included in the 25% asset class may not exceed 5% of the value of the Company’s total assets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company’s capital stock may be owned directly or indirectly by five or fewer individuals during the final six months of the calendar year.

During 2005, the Company met the requirements of each test.

ITEM 1A.	RISK FACTORS

Our ability to pay dividends could be affected by regulatory restrictions on our operations.

Because we are a subsidiary of the Bank, federal regulators have the right to examine us and our activities. Under certain circumstances, including any determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, those regulators have the authority to restrict our ability to transfer assets, to make distributions to our stockholders (including dividends to the holders of Series A Preferred Shares, as described below), or to redeem the Series A Preferred Shares, or even to require the Bank to sever its relationship with or divest its ownership of us. Those actions also could potentially result in our failure to qualify as a REIT.

Payment of dividends on the Series A Preferred Shares could also be subject to regulatory limitations if after the payment the Bank were not “well capitalized” for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 10.0%, a Tier 1 risk-based capital ratio of less than 6.0% and a core capital (or leverage) ratio of less than 5.0%, and not being subject to a regulatory action requiring maintenance of a specific capital level. At December 31, 2005, the Bank’s total risk-based capital ratio was 11.10%, its Tier 1 risk-based capital ratio was 9.0% and its core capital (or leverage) ratio was 6.0%, and the Bank was not subject to any such regulatory action. The Bank’s ability to maintain well-capitalized status depends on a number of factors, many of which, such as general economic conditions, are beyond its control.

If the Automatic Exchange (as defined in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank’s ability to pay dividends would be subject to various restrictions under OTS regulations and certain contractual provisions.

Furthermore, in the event the Bank is placed into conservatorship or receivership (whether before or after the Automatic Exchange), the Bank would be unable to pay dividends on the Bank Preferred Shares. In addition, in the event of a liquidation of the Bank, the claims of the Bank’s depositors and of its secured, senior, general and subordinated creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares issued pursuant to the Automatic Exchange.

Because our dividends are not cumulative, we cannot assure you that you will receive dividends each quarter or at historical rates.

Dividends on the Series A Preferred Shares are not cumulative. Consequently, if our Board of Directors does not declare a dividend on the Series A Preferred Shares for any quarterly period, the holders of the Series A Preferred Shares would not be entitled to recover that dividend whether or not funds are or subsequently become available. The Board of Directors may determine, in its business judgment, that it would be in our best interests to pay less than the full amount of the stated dividends on the Series A Preferred Shares or no dividends for any quarter notwithstanding that funds are available. Factors that would be considered by the Board of Directors in making this determination are our financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, we must distribute annually at least 90% of our “REIT taxable income” (not including capital gains) to stockholders.

The concentration of our mortgage loans in certain geographic areas makes our income more susceptible to the effects of weaker economic conditions in those areas.

Certain geographic regions of the United States may from time to time experience natural disasters or weaker regional economic conditions and housing markets, and, consequently, may experience higher rates of loss and delinquency on Mortgage Loans generally. Any concentration of the Mortgage Loans in such a region may present risks in addition to those present for Mortgage Loans generally. Residential Mortgage Loans secured by properties located in the Washington, DC metropolitan area equaled 43.6% of total loans at December 31, 2005. In addition,

12.7% of the Residential Mortgage Loans are secured by properties located in California. Consequently, these Mortgage Assets may be subject to a greater risk of default than other comparable Mortgage Assets in the event of adverse economic, political or business developments or natural hazards that may affect those regions and the ability of property owners in those regions to make payments of principal and interest on the underlying mortgages.

Because our income consists primarily of interest payments on our Mortgage Assets, a decline in interest rates could reduce our income and affect our ability to pay dividends.

Our income consists primarily of interest payments on the Mortgage Assets we hold. A majority (or 80.1%) of our Mortgage Assets bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Assets are based), then we may experience a decrease in income available to be distributed to our stockholders. In such an interest rate environment, we may experience an increase in prepayments on our Mortgage Assets and may find it difficult to purchase additional Mortgage Assets bearing rates sufficient to support payment of dividends on our Series A Preferred Shares. In addition, certain Mortgage Asset products which we may purchase may permit the borrower to convert an adjustable rate mortgage to a fixed rate mortgage. Borrowers may be more likely to exercise this right in a low interest rate environment in order to “lock in” a low fixed interest rate. Because the rate at which dividends, if, when and as declared, are payable on the Series A Preferred Shares is fixed, there can be no assurance that a significant decline in interest rates would not adversely affect our ability to pay dividends on the Series A Preferred Shares.

We have not obtained credit enhancements or special hazard insurance for our Mortgage Loans, and thus are subject to risks that are not covered by standard hazard insurance.

The Servicer is required to ensure that standard and, where required, flood insurance is maintained on the Mortgage Loans. We have not obtained credit enhancements such as mortgagor bankruptcy insurance or special hazard insurance for our Mortgage Loans. Accordingly, during the time we hold Mortgage Loans for which these credit enhancements are not obtained, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes). In addition, in the event of a default on any of our Mortgage Loans resulting from declining property values or worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property, plus any payments from an insurer (or guarantor in the case of Commercial Mortgage Loans) and (ii) the amount owing on the Mortgage Loan.

Our operations and financial condition could be adversely affected by a number of factors affecting the value of real estate.

The results of the our operations are affected by various factors, many of which are beyond our control, such as:

•	local and other economic conditions affecting real estate values,
•	the ability of borrowers to make mortgage payments; and
•	interest rate levels and the availability of credit to refinance such loans at or prior to maturity.

The results of our operations depend on, among other things, the level of interest income generated by our Mortgage Assets, the market value of such Mortgage Assets and the supply of and demand for such Mortgage Assets. Further, there can be no assurance that the values of the Mortgage Assets included in our portfolio, or the values of properties securing such Mortgage Assets, have remained or will remain at the levels existing on the dates of origination of such Mortgage Assets.

We may experience delays in liquidating defaulted Mortgage Loans which may affect our financial condition.

Even assuming that the mortgaged properties underlying our Mortgage Loans provide adequate security for those Mortgage Loans, substantial delays could be encountered in connection with the liquidation of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by us. An action to foreclose on a mortgaged property securing a Mortgage Loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if defenses or counterclaims are asserted, sometimes requiring several years to complete. Furthermore, in some states (not including Washington, DC, Maryland or Virginia) an action to obtain a deficiency judgment is not permitted following a nonjudicial sale of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Servicers of our Mortgage Loans will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, including legal fees and costs of legal action, real estate taxes and maintenance and preservation expenses, thereby reducing amounts available to us.

Our business is highly regulated and we are subject to complex legal restrictions, the violation of which may adversely affect our financial condition and results of operations.

Applicable state laws generally regulate interest rates and other charges and require certain disclosures to borrowers. In addition, most states have other laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and practices which may apply to the servicing and collection of the Mortgage Loans. Depending on the provisions of the applicable law and the specific facts and circumstances involved, violations of these laws, policies and principles may limit our ability to collect all or part of the principal of or interest on the Mortgage Loans, may entitle the borrower to a refund of amounts previously paid and, in addition, could subject us to damages and administrative sanctions.

Environmental liabilities could reduce the value of the properties securing a defaulted Mortgage Loan, which could require us to make significant expenditures or make it difficult or impossible to sell the properties.

In the event that we are forced to foreclose on a defaulted Mortgage Loan to recover our investment in such Mortgage Loan, we may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although we intend to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during our ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which we have acquired through foreclosure or otherwise, we may be required to remove those substances and clean up the property. There can be no assurance that in such a case we would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that we could recoup any of such costs from any third party. We may also be liable to tenants and other users of neighboring properties. In addition, we may find it difficult or impossible to sell the property prior to or following any such clean-up.

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of distributions.

We operate so as to qualify as a REIT under the Code. Although we believe that we are owned and organized and operate in such a manner, no assurance can be given that we will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within our control, may affect our ability to remain qualified as a REIT. Although we are not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If in any taxable year we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. As a result, the amount available for distribution to our stockholders, including the holders of the Series A Preferred Shares, would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

We are dependent on the Bank as Advisor and Servicer.

We depend on the diligence and skill of officers and employees of the Advisor to select, structure and monitor our Mortgage Assets. In addition, we depend on the expertise of the Servicer for the servicing of the Mortgage Loans. The Advisor may subcontract all or a portion of its obligations under the Advisory Agreement, and the Servicer of the Mortgage Loans may subcontract all or a portion of its obligations under the Servicing Agreement, to one or more affiliates, and under certain conditions to non-affiliates, involved in the business of managing Mortgage Assets. In the event the Advisor or the Servicer subcontracts its obligations in such a manner, we will be dependent upon the subcontractor to provide services. Any failure by the Bank or any subcontractor to perform its services in a satisfactory manner could have an adverse affect on our operating performance.

We have substantial relationships with the Bank and its affiliates and their interests may not always be aligned with our interests.

The Bank and its affiliates are involved in virtually every aspect of our existence. The Bank is the sole holder of our Common Stock and administers our day-to-day activities in its role as Advisor under the Advisory Agreement. The Bank acts as Servicer of our Mortgage Loans under the Servicing Agreement. In addition, other than the Independent Directors, all of our officers and directors are also officers and/or directors of the Bank and/or affiliates of the Bank. As the holder of all of our outstanding voting stock, the Bank will have the right to elect all of our directors, including the Independent Directors.

The Bank and its affiliates may have interests which are not identical to ours. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Assets from the Bank and/or affiliates of the Bank; servicing of Mortgage Loans; future dispositions of Mortgage Loans to the Bank or affiliates of the Bank; and the modification of the Advisory Agreement or the Servicing Agreement. It is our intention and the intention of the Bank that any agreements and transactions between us, on the one hand, and the Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including the prices paid and received for Mortgage Assets, including those in our current portfolio, on their acquisition or disposition by us or in connection with the servicing of Mortgage Loans. The requirement in the Articles Supplementary establishing the Series A Preferred Shares that certain of our actions be approved by a majority of the Independent Directors is also intended to ensure fair dealings between us and the Bank and its affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

We may change our policies and strategies at any time without shareholder approval.

The Board of Directors has established our investment policies and operating policies and strategies. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of our stockholders, including holders of the Series A Preferred Shares. The ultimate effect of any change in our policies and strategies on a holder of Series A Preferred Shares may be positive or negative.

We have not obtained third party valuations of Mortgage Assets we have purchased and we have not engaged in arms’-length negotiations with the Bank or its affiliates, thus we cannot assure that the purchase prices paid do not differ from the fair value of the Mortgage Assets purchased.

We, along with the Bank, intend that the fair value of our portfolio is approximately equal to the amount that we paid for such portfolio. However, no third party valuations of the Mortgage Assets constituting the portfolio were obtained, and there can be no assurance that the fair value of the portfolio does not differ from the purchase price we paid. In addition, we do not anticipate obtaining third party valuations in connection with future acquisitions and dispositions of Mortgage Assets even in circumstances where one of our affiliates is selling the Mortgage

Assets to, or purchasing the Mortgage Assets from, us. Accordingly, although we and the Bank intend that future acquisitions or dispositions of Mortgage Assets be on a fair value basis, there can be no assurance that the consideration to be paid (or received) by us to (or from) the Bank or any of its affiliates in connection with future acquisitions or dispositions of Mortgage Assets will not differ from the fair value of such Mortgage Assets.

Upon the occurrence of the Exchange Event, your investment in us will be converted to an investment in the Bank and thus, you will subject to risks related to owning interests in the Bank.

Our Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares upon the occurrence of the Exchange Event. Consequently, an investment in Series A Preferred Shares could be replaced by an investment in Bank Preferred Shares at a time when the Bank’s financial condition is deteriorating or when the Bank has been placed into conservatorship or receivership. In addition, although the Series A Preferred Shares are listed on the NYSE, the Bank has not applied and does not intend to apply for listing of the Bank Preferred Shares, for which the Series A Preferred Shares will be exchanged automatically on a one-for-one basis upon the occurrence of the Exchange Event, on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Consequently, there can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained. Potential investors in the Series A Preferred Shares, therefore, should carefully consider the risks related to an investment in the Bank summarized below and more fully described in the Bank’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Office of Thrift Supervision:

•	risks related to legislative and regulatory actions and restrictions, including restrictions on the payment of dividends and the Bank’s ability to satisfy regulatory capital requirements;
•	risks related to the Bank’s reliance on non-interest income, including gains from securitization transactions, for a significant portion of its revenue;
•	risks related to changes in interest rates and other market conditions;
•

risks related to the Bank’s investments in “payment option” adjustable rate mortgage loans, commercial loans, and automobile loans and leases that can be riskier than amortizing residential mortgage loans;

•	risks relating to the valuation of the Bank’s interest-only strips and mortgage servicing rights, which are based on various assumptions concerning prepayment and default rates;
•	risks related to the Bank’s dependence on asset securitizations for additional liquidity;
•	risks related to the sufficiency of the Bank’s allowance for losses;
•	risks related to the Bank’s tax sharing arrangement with B. F. Saul Real Estate Investment Trust;
•	risks related to the Bank’s concentration of business in the metropolitan Washington, DC area; and

•	risks related to increased competition in the financial services industry and in the Bank’s local markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company in 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2006, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for the two most recent years. For a discussion of the Company’s distribution policy with respect to the Common Stock, see “Business – Dividend Policy.”

Period	Distributions	Payment Date
January 1, 2004 to March 31, 2004	$ 42,614	April 15, 2004
April 1, 2004 to June 30, 2004	-	N/A
July 1, 2004 to September 30, 2004	-	N/A
October 1, 2004 to December 31, 2004	700,000	January 18, 2005
January 1, 2005 to March 31, 2005	-	N/A
April 1, 2005 to June 30, 2005	-	N/A
July 1, 2005 to September 30, 2005	-	N/A
October 1, 2005 to December 31, 2005	2,300,000	January 17, 2006

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol “CCP-PrA.” As of February 9, 2006, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 149 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company’s distribution policy with respect to the Series A Preferred Shares, see “Business – Dividend Policy.”

	Price
Period	High	Low	Distributions	Payment Date
January 1, 2004 to March 31, 2004	$ 61.75	$ 58.15	$ 3,890,625	April 15, 2004
April 1, 2004 to June 30, 2004	60.75	56.10	3,890,625	July 15, 2004
July 1, 2004 to September 30, 2004	60.00	57.00	3,890,625	October 15, 2004
October 1, 2004 to December 31, 2004	59.60	57.30	3,890,625	January 18, 2005
January 1, 2005 to March 31, 2005	59.99	57.76	3,890,625	April 15, 2005
April 1, 2005 to June 30, 2005	59.52	57.00	3,890,625	July 15, 2005
July 1, 2005 to September 30, 2005	58.91	56.20	3,890,625	October 17, 2005
October 1, 2005 to December 31, 2005	56.95	53.35	3,890,625	January 17, 2006

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

Automatic Exchange

Each Series A Preferred Share will be exchanged automatically (an “Automatic Exchange”) for one newly issued Series B preferred share of the Bank (“Bank Preferred Share”) if the appropriate federal regulatory agency of the Bank directs in writing (the “Directive”) an exchange of the Series A Preferred Shares for Bank Preferred Shares because (i) the Bank becomes “undercapitalized” under prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership or (iii) the appropriate federal regulatory agency, in its sole discretion and even if the Bank is not “undercapitalized,” anticipates the Bank becoming “undercapitalized” in the near term (the “Exchange Event”). Upon the Exchange Event, each holder of Series A Preferred Shares will be unconditionally obligated to surrender to the Bank any and all certificates representing any and all Series A Preferred Shares owned by such holder, and the Bank will be unconditionally obligated to issue to such holder in exchange for each such Series A Preferred Share a certificate representing an equal number of Bank Preferred Shares. Absent the occurrence of the Exchange Event, no Bank Preferred Shares will be issued.

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

Redemption

The Series A Preferred Shares are not redeemable prior to January 15, 2007 (except upon the occurrence of certain tax events). On or after such date, the Series A Preferred Shares will be redeemable at the option of the Company, in whole or in part, at any time at the following per share redemption prices plus accrued and unpaid dividends:

If redeemed during the 12-month period beginning January 15,	Redemption Price
2007	$ 52.594
2008	52.075
2009	51.556
2010	51.038
2011	50.519
2012 and thereafter	50.000

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

	As of or for the year ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA:

Interest income	$ 22,469,755	$ 17,394,530	$ 17,035,160	$ 17,729,403	$ 21,041,424
Interest expense	3,153,396	81,500	-	-	-
Net interest income	19,316,359	17,313,030	17,035,160	17,729,403	21,041,424
Gain on sale of real estate acquired in settlement of loans, net	-	-	-	-	21,924
Operating expenses	(1,245,429)	(1,020,672)	(1,103,037)	(1,232,182)	(1,356,557)
Provision for income taxes	-	-	-	-	(10,373)
Net income	$ 18,070,930	$ 16,292,358	$ 15,932,123	$ 16,497,221	$ 19,696,418
Earnings available to common Stockholders	$ 2,508,430	$ 729,858	$ 369,623	$ 934,721	$ 4,133,918
Earnings per common share	$ 25,084.30	$ 7,298.58	$ 3,696.23	$ 9,347.21	$ 41,339.18

DIVIDENDS DECLARED:

Dividends on common stock	$ 2,300,000	$ 742,614	$ 350,000	$ 1,100,000	$ 4,475,000
Dividends on preferred stock	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500

BALANCE SHEET DATA:

Residential mortgage loans, net	$ 376,814,496	$ 374,458,643	$ 296,062,742	$ 285,395,464	$ 287,523,781
Total assets	$ 381,735,069	$ 379,720,055	$ 304,266,967	$ 304,825,346	$ 306,318,593
Loan payable to parent	$ 75,000,000	$ 75,000,000	$ -	$ -	$ -
Total stockholders’ equity	$ 300,215,297	$ 300,006,867	$ 300,019,623	$ 299,834,721	$ 299,658,918
Number of preferred shares Outstanding	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000
Number of common shares Outstanding	100	100	100	100	100
Average yield on residential mortgage loans	6.01%	5.71%	5.90%	6.14%	7.16%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan loss is required is performed periodically, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of delinquent and nonaccrual loans, management determined that the allowance for loan losses was appropriate at December 31, 2005 and 2004. There was no activity in the allowance for loan losses during the years ended December 31, 2005 and 2004, and the balance of the allowance was $40,333 at the end of each year.

Residential Mortgage Loans

At December 31, 2005, the Company had $376,814,496 invested in Residential Mortgage Loans compared to $374,458,643 at December 31, 2004. During 2005, Residential Mortgage Loan purchases totaled $151,039,626 and principal collections totaled $148,683,773. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its affiliates.

At December 31, 2005, the Company had three non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $689,796 (or 0.18% of loans). At December 31, 2004, the Company had two non-accrual loans with an aggregate principal balance of $546,701 (or 0.15% of loans).

At December 31, 2005, the Company had six delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $1,406,900 (or 0.37% of loans). At December 31, 2004, the Company had two delinquent loans with an aggregate principal balance of $576,811 (or 0.15% of loans).

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors.”

Based on the outstanding balance of the Company’s Residential Mortgage Loans at December 31, 2005, and the interest rates on such loans, anticipated annual interest income on the Company’s loan portfolio at December 31, 2005, net of interest expense and operating expenses, was approximately 117.5% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

The Company took steps in prior years to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to the 2003 reduction in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

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

Expected Maturity/Repricing Date

(Dollars in thousands)
Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Payment Option ARMs	72,467	-	-	-	-	-	72,467	74,641
Average Yield	6.96%	-	-	-	-	-	6.96%

One-Year ARMs	8,546	-	-	-	-	-	8,546	9,418
Average Yield	6.13%	-	-	-	-	-	6.13%

Three-Year ARMs	19,548	2,723	3,318	-	-	-	25,589	26,527
Average Yield	6.15%	5.86%	5.75%	-	-	-	6.06%

Five-Year ARMs	61,713	34,547	30,619	16,658	36,733	-	180,270	186,866
Average Yield	6.01%	5.78%	5.67%	5.72%	5.79%	-	5.84%

7/1 ARMs	3,559	-	-	-	-	-	3,559	3,677
Average Yield	6.72%	-	-	-	-	-	6.72%

10/1 ARMs	4,823	3,189	1,586	1,778	-	-	11,376	11,611
Average Yield	6.67%	6.73%	6.65%	6.63%	-	-	6.68%

15 & 30-Year Fixed Rate	7,573	7,081	6,476	5,905	5,360	42,653	75,048	76,582
Average Yield	6.45%	6.45%	6.44%	6.44%	6.44%	6.40%	6.42%

Significant Concentration of Credit Risk

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry. The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. See “Risk Factors.”

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

The following table summarizes the Company’s material contractual cash obligations associated with operating, investing and financing activities as of December 31, 2005:

Principal payments due by period
	Total	Less than 1 year	1-3 years

Long term debt obligations	$ 75,000,000	$ -	$ 75,000,000

RESULTS OF OPERATIONS

Year 2005 Compared to Year 2004

The Company reported net income of $18,070,930 and $16,292,358 for the years ended December 31, 2005 and 2004, respectively. The increase in net income is due primarily to an increase in interest income on Residential Mortgage Loans partially offset by an increase in interest expense.

Total interest income was $22,469,755 and $17,394,530 for the years ended December 31, 2005 and 2004, respectively. Interest income on Residential Mortgage Loans totaled $22,444,739 and $17,383,039 for the years ended December 31, 2005 and 2004, respectively. The increase in interest income on Residential Mortgage Loans was due to an increase in the average balance of the Residential Mortgage Loan portfolio to $373,707,850 for 2005 from $304,388,330 for 2004 as well as an increase in the average yield on these loans to 6.01% for 2005 from 5.71% for 2004. The Company would have recorded an additional $11,033 and $31,984 in interest income for the years ended December 31, 2005 and 2004, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $25,016 and $11,491 was recognized on the Company’s interest bearing deposits during the years ended December 31, 2005 and 2004, respectively. The increase was due to higher average balances and a higher average yield on interest bearing deposits from the 2004 period.

The Company’s $75,000,000 loan payable to the Bank resulted in interest expense of $3,153,396 for 2005 and $81,500 for 2004.

There were no provisions for loan losses during the years ended December 31, 2005 and 2004.

Operating expenses totaling $1,245,429 and $1,020,672 for the years ended December 31, 2005 and 2004, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $911,577 and $650,912 for the years ended December 31, 2005 and 2004, respectively, and were based on a servicing fee rate of 0.250% per annum of the outstanding principal balances of residential mortgage loans, pursuant to the Servicing Agreement. The increase in servicing fees paid in 2005 resulted from an increase in the average balance of the Residential Mortgage loan portfolio. Advisory fees paid to parent for the years ended December 31, 2005 and 2004 totaled $200,000 for each period. Directors’ fees paid were $32,000 and $32,751 for the years ended December 31, 2005 and 2004, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $101,852 and $137,009 for the years ended December 31, 2005 and 2004, respectively. The decrease in general and administrative expenses is largely due to a decrease in rating agency fees.

During the year ended December 31, 2005, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2005, the Company’s Board of Directors declared cash dividends of $2,300,000, representing $23,000.00 per share of Common Stock, which were paid out of the retained earnings of the Company.

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

Operating expenses totaling $1,020,672 and $1,103,037 for the years ended December 31, 2004 and 2003, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $650,912 and $747,976 for the years ended December 31, 2004 and 2003, respectively. Effective July 1, 2003, the servicing agreement between the Bank and the Company was modified to reduce servicing fees paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Advisory fees paid to parent for the years ended December 31, 2004 and 2003 totaled $200,000 for each period. Directors’ fees paid were $32,751 and $36,000 for the years ended December 31, 2004 and 2003, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $137,009 and $119,061 for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses was due to increases in legal expenses.

During the year ended December 31, 2004, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2004, the Company’s Board of Directors declared cash dividends of $742,614, representing $7,426.14 per share of Common Stock, which was paid out of the retained earnings of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the “Company,”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

McLean, Virginia

February 17, 2006

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004

ASSETS

Cash and interest-bearing deposits	$ 1,913,298	$ 2,318,102
Residential mortgage loans (net of allowance for loan losses of $40,333 for both years)	376,814,496	374,458,643
Accounts receivable from parent	1,458,559	1,591,546
Accrued interest receivable	1,543,716	1,346,764
Prepaid expenses	5,000	5,000

Total assets	$ 381,735,069	$ 379,720,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loan payable to parent	$ 75,000,000	$ 75,000,000
Accounts payable to others and accrued expenses	9,624	41,063
Accrued interest payable to parent	319,523	81,500
Dividends payable to parent	2,300,000	700,000
Dividends payable to others	3,890,625	3,890,625

Total liabilities	81,519,772	79,713,188

Preferred Stock, 10,000,000 shares authorized: 10d% Noncumulative Exchangeable Preferred Stock, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common Stock, $1 par value 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained Earnings	215,297	6,867
Total stockholders’ equity	300,215,297	300,006,867

Total liabilities and stockholders’ equity	$ 381,735,069	$ 379,720,055

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Interest income:
Residential mortgage loans	$ 22,444,739	$ 17,383,039	$ 17,012,620
Other	25,016	11,491	22,540
Total interest income	22,469,755	17,394,530	17,035,160

Interest expense	3,153,396	81,500	-

Total operating income	19,316,359	17,313,030	17,035,160

Operating expenses:
Loan servicing fees-parent	911,577	650,912	747,976
Advisory fees-parent	200,000	200,000	200,000
Directors’ fees	32,000	32,751	36,000
General and administrative	101,852	137,009	119,061
Total operating expenses	1,245,429	1,020,672	1,103,037

NET INCOME	$ 18,070,930	$ 16,292,358	$ 15,932,123

PREFERRED STOCK DIVIDENDS	15,562,500	15,562,500	15,562,500

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 2,508,430	$ 729,858	$ 369,623

AVERAGE COMMON SHARES	100	100	100

EARNINGS PER COMMON SHARE	$ 25,084.30	$ 7,298.58	$ 3,696.23

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2002	$ 15,000,000	$ 100	$ 284,834,621	$ -	$ 299,834,721

Capital contribution from
common stockholder	-	-	165,279	-	165,279
Net income	-	-	-	15,932,123	15,932,123
Dividends on 10d%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(350,000)	(350,000)

Balance, December 31, 2003	15,000,000	100	284,999,900	19,623	300,019,623

Net income	-	-	-	16,292,358	16,292,358
Dividends on 10d%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(742,614)	(742,614)

Balance, December 31, 2004	15,000,000	100	284,999,900	6,867	300,006,867

Net income	-	-	-	18,070,930	18,070,930
Dividends on 10d%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(2,300,000)	(2,300,000)

Balance, December 31, 2005	$ 15,000,000	$ 100	$ 284,999,900	$ 215,297	$ 300,215,297

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:

Net income	$ 18,070,930	$ 16,292,358	$ 15,932,123

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in accounts receivable from parent	132,987	163,823	13,541,771
(Increase) decrease in accrued interest receivable	(196,952)	(315,412)	106,894
Decrease in prepaid expenses	-	1,500	1,500
Increase (decrease) in accounts payable to others and accrued expenses	(31,439)	34,344	6,719
Increase in accrued interest payable to parent	238,023	81,500	-

Net cash provided by operating activities	18,213,549	16,258,113	29,589,007

Cash flows from investing activities:

Purchases of residential mortgage loans	(151,039,626)	(214,098,734)	(279,698,324)
Repayments of residential mortgage loans	148,683,773	135,702,833	269,031,046

Net cash used in investing activities	(2,355,853)	(78,395,901)	(10,667,278)

Cash flows from financing activities:

Proceeds from loan payable to parent	-	75,000,000	-
Capital contribution from common stockholder	-	-	165,279
Dividends paid on preferred stock	(15,562,500)	(15,562,500)	(15,562,500)
Dividends paid on common stock	(700,000)	(392,614)	(1,100,000)

Net cash provided by (used in) financing activities	(16,262,500)	59,044,886	(16,497,221)

Net increase (decrease) in cash and cash equivalents	(404,804)	(3,092,902)	2,424,508

Cash and cash equivalents at beginning of year	2,318,102	5,411,004	2,986,496

Cash and cash equivalents at end of year	$ 1,913,298	$ 2,318,102	$ 5,411,004

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

Chevy Chase Preferred Capital Corporation (the “Company”) is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally insured stock savings bank, owns all of the Company’s Common Stock (as defined below). The Bank is in compliance with its regulatory capital requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 2005 and 2004 totaling $689,796 and $546,701, respectively. The Company would have recorded an additional $11,033 and $31,984 in interest income for the years ended December 31, 2005 and 2004, respectively, had its non-accrual loans been current in accordance with their original terms.

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

Concentrations of Credit:

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area equaled 43.6% of total residential loans at December 31, 2005. In addition, 12.7% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in Washington DC, Maryland, Virginia and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans. These payments are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on a weekly basis. See Note 8.

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

The American Jobs Creation Act of 2004 introduced several changes to REIT qualification standards. The changes excuse certain REIT asset and organization test failures, but generally require payment of a penalty and demonstration of reasonable cause for the failure. Compliance with the relief provisions preserves a company's REIT status. The changes are effective beginning with the Company's 2005 tax year.

On March 14, 2006, the Company’s Board of Directors declared a cash dividend of $2,301.04 per share of Common Stock, which was paid out of retained earnings of the Company and which will be treated, for tax purposes, as a distribution made in 2005. Including this dividend, the Company will have distributed 100% of its REIT taxable income.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (Continued):

There are two income tests that must be satisfied for each taxable year.

•

At least 75% of the Company’s gross income (excluding income from certain prohibited transactions) must be from interest on obligations secured by mortgages on real property or on interests in real property, gains from the sale or other disposition of real property (including interests in mortgages on real property), and certain other sources;

•

At least 95% of the Company’s gross income (excluding income from prohibited transactions) must be from income included under the 75% income test, other interest, dividends, and gains from the sale or other disposition of certain stocks and securities.

There are three relevant asset tests that must be satisfied at the close of each quarter of the Company’s taxable year.

•	At least 75% of the value of the Company’s total assets must be represented by real estate assets, cash, cash items, and government securities;

•	Not more than 25% of the Company’s total assets may be represented by securities other than those in the 75% asset class; and

•

The value of any one issuer’s securities included in the 25% asset class may not exceed 5% of the value of the Company’s total assets and the Company may not own more than 10% of the total voting power or value of the outstanding securities of any one issuer.

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company’s capital stock may be owned directly or indirectly by five or fewer individuals during the final six months of the calendar year.

During 2005, the Company met the requirements of each test.

NOTE 3 – RESIDENTIAL MORTGAGE LOANS:

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 3 – RESIDENTIAL MORTGAGE LOANS (Continued):

	December 31,
	2005	2004
Payment Option ARMs	$ 72,466,980	$ 107,438,487
One-Year ARMs	8,545,766	13,985,393
Three-Year ARMs	25,589,269	13,040,178
Five-Year ARMs	180,269,621	110,068,100
7/1 ARMs	3,559,239	6,229,074
10/1 ARMs	11,376,174	17,658,506
15 & 30 Year Fixed-Rate	75,047,780	106,079,238
Subtotal	376,854,829	374,498,976
Less:
Allowance for loan losses	40,333	40,333
Total	$ 376,814,496	$ 374,458,643

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

There was no activity in the allowance for loan losses during the years ended December 31, 2005, 2004 and 2003, and the balance of the allowance for loan losses was $40,333 at the end of each year.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At December 31, 2005, the interest rate was 5.14%.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 6 - PREFERRED STOCK (Continued):

If redeemed during the 12-month period beginning January 15,	Redemption Price
2007	$ 52.594
2008	52.075
2009	51.556
2010	51.038
2011	50.519
2012 and thereafter	50.000

NOTE 7 - DIVIDENDS:

During the year ended December 31, 2005, the Company’s Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company. The Company's Board of Directors also declared $2,300,000 of common stock dividends out of retained earnings of the Company.

Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $2,300,000 were paid subsequent to December 31, 2005.

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

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the “Servicing Agreement”). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon sixty days’ notice to the servicer and payment of a termination fee. Effective July 1, 2003, the servicing agreement was modified to reduce the servicing fee paid to the Bank to 0.250% of the outstanding loan balance from 0.375%. Servicing fees for the years ended December 31, 2005, 2004 and 2003 totaled $911,577, $650,912 and $747,976, respectively.

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The Company had cash balances of $1,913,298 and $2,318,102 as of December 31, 2005 and 2004, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $25,016, $11,491 and $22,540 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 9 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company’s assets are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company’s financial instruments, resulting in a degree of

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 9 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

subjectivity inherent in the indicated fair value amounts. Comparability among REITs may be difficult due to the range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

December 31, 2005
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 1,913,298	$ 1,913,298
Residential mortgage loans, net	376,814,496	389,322,000

Financial liabilities
Loan payable to parent	$ 75,000,000	$ 75,000,000

December 31, 2004
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 2,318,102	$ 2,318,102
Residential mortgage loans, net	374,458,643	390,833,000

Financial liabilities
Loan payable to parent	$ 75,000,000	$ 75,000,000

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2005 and 2004.

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

NOTE 10 – QUARTERLY FINANCIAL DATA (Unaudited):

The quarterly financial data of the Company herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

NOTE 10 – QUARTERLY FINANCIAL DATA (Unaudited) (Continued):

	2005 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 5,387,772	$ 5,544,819	$ 5,605,619	$ 5,931,545
Interest expense	(638,542)	(735,018)	(844,163)	(935,673)
Operating expenses	(304,658)	(342,808)	(301,089)	(296,874)
Net income	$ 4,444,572	$ 4,466,993	$ 4,460,367	$ 4,698,998
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 53,947	$ 576,368	$ 569,742	$ 808,373
Average common shares	100	100	100	100
Earnings per common share	$ 5,539.47	$ 5,763.68	$ 5,697.42	$ 8,083.73
	2004 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 4,355,196	$ 4,301,451	$ 4,259,094	$ 4,478,789
Interest expense	-	-	-	(81,500)
Operating expenses	(250,939)	(254,042)	(262,190)	(253,501)
Net income	$ 4,104,257	$ 4,047,409	$ 3,996,904	$ 4,143,788
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 213,632	$ 156,784	$ 106,279	$ 253,163
Average common shares	100	100	100	100
Earnings per common share	$ 2,136.32	$ 1,567.84	$ 1,062.79	$ 2,531.63

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on the foregoing, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

During the three months ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors is elected by the Bank, which is the sole holder of common stock of the Company. The holders of the Series A Preferred Shares may elect directors only under certain limited circumstances. See DESCRIPTION OF SERIES A PREFERRED SHARES – Voting Rights. The Board of Directors met four times during the year ended 2005 and all of its members attended at least 80% of the meetings. The Company currently has nine officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company’s current directors and/or executive officers.

Name	Age	Position and Offices Held
B. Francis Saul II	73	Chairman of the Board, President and Chief Executive Officer

Alexander R. M. Boyle	68	Director

Stephen R. Halpin, Jr.	50	Executive Vice President, Chief Financial Officer, Treasurer and Director

Thomas H. McCormick	55	Executive Vice President, General Counsel and Director

N. Alexander MacColl, Jr.	71	Director

H. Gregory Platts	58	Director

The following is a summary of the experience of the executive officers and/or directors of the Company:

B. FRANCIS SAUL II has served as Chairman of the Board and Chief Executive Officer of the Company since its formation in 1996. He also serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of B.F. Saul Company since 1969. Mr. Saul has served as the Chairman of B.F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 2005, B.F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank’s outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of B. F. Saul Advisory Company and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul is the father of B. Francis Saul III, a director of the Bank. Mr. Saul serves as a Trustee of the National Geographic Society and the Johns Hopkins Medicine Board. He also serves as a member of the Trustees Council of the National Gallery of Art and is an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

ALEXANDER R. M. BOYLE has been a Director of the Company since its formation in 1996. He also has been Vice Chairman of the Board of Directors of the Bank since 1985. Prior to beginning service in this position, Mr. Boyle was the President and a member of the Board of Directors of Government Services Savings and Loan, Inc. from 1975 until its merger with the Bank in 1985. He is also a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Mr. Boyle has served as a director of the U. S. League of Savings Institutions and as chairman of the Maryland League of Financial Institutions. He currently serves as a Director of the American Bankers Association and has been appointed to a two-year term on the Thrift Institutions Advisory Council of the Federal Reserve Board. He is also a member of the Rotary Club of Bethesda-Chevy Chase.

STEPHEN R. HALPIN, JR. has served as Director, Executive Vice President and Chief Financial Officer of the Company since its formation in 1996. Mr. Halpin has also served as Executive Vice President and Chief Financial Officer of the Bank since 1995. Mr. Halpin is also the Chief Financial Officer for the B.F. Saul Company and B.F. Saul Real Estate Investment Trust. He is a Trustee of the B.F. Saul Employees Profit Sharing Retirement Trust. In addition, Mr. Halpin is a Trustee for Hospice Caring, Inc. Before joining the Bank in 1983, Mr. Halpin was with a public accounting firm.

THOMAS H. MCCORMICK has served as Director, Executive Vice President and General Counsel of the Company since 2005. He joined the Bank in February 2005 as Executive Vice President and General Counsel. Mr. McCormick is also Senior Vice President and General Counsel and a Director of B. F. Saul Company and Senior Vice President and General Counsel of Saul Centers, Inc. In addition, he is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Prior to joining the Bank, Mr. McCormick was a senior partner with the law firm Shaw Pittman, LLP, now known as Pillsbury Winthrop Shaw Pittman LLP. He also served as the Chair of Shaw Pittman’s managing board and its Corporate and Securities group.

N. ALEXANDER MACCOLL, JR. has been a Director of the Company since its formation in 1996. Mr. MacColl was a Senior Vice President of the Union Trust Company Loan Production Office from 1982 until 1990 when he retired. He served as Corporate Vice President of Colonial Bancorp. from 1977 until 1981. Prior to his position at Colonial Bancorp., he served as Second Vice President of the National Bank of Detroit from 1962 until 1977.

H. GREGORY PLATTS has been a Director since 2003. Mr. Platts currently serves as Senior Vice President and Treasurer of the National Geographic Society. Prior to joining the National Geographic Society in 1980, Mr. Platts served as a trust investment officer with the Union Trust Company and First American Bank in Washington, DC from 1972 until 1978. Mr. Platts currently serves on the boards of the National Geographic Society Education Foundation, St. Albans School, and Decatur House. He has served as a director and president of the Washington Society of Investment Analysts, chairman of the American Red Cross Blood Services mid-Atlantic region, and trustee of Westmoreland Congregational Church in Bethesda. He has also served on the boards of the National Presbyterian School, the Edes Home in Georgetown, the Friends of Fort Dupont, and the Bulldog Hockey Club.

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

AUDIT COMMITTEE

The Company’s audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s Independent Directors, H. Gregory Platts and N. Alexander MacColl, Jr. The audit committee met four times during 2005.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2005, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2005.

ITEM 11.	EXECUTIVE COMPENSATION

Since the Company’s inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company’s directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2005, each of the Independent Directors earned $6,000 for attending four meetings of the Board of Directors and four meetings of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no compensation plan under which its equity securities are authorized for issuance. The following table sets forth, as of March 15, 2006, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2006.

Names and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares
Chevy Chase Bank, F.S.B.	100	Common - 100%

B. Francis Saul II (2)(3)(4)	0	0%

Alexander R. M. Boyle (2)	0	0%

Stephen R. Halpin, Jr. (2)(3)	1,000	Preferred - 0.033%

Thomas H. McCormick (2)(3)	0	0%

N. Alexander MacColl, Jr. (2)	0	0%

H. Gregory Platts (2)	0	0%

All directors and executive officers as a group (6 persons)	1,000	Preferred - 0.033%

(1) The address of each beneficial owner is 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

(2) Indicates a director of the Company.

(3) Indicates an executive officer of the Company.

(4) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, Mr. B. Francis Saul II may be deemed to possess beneficial ownership of some or all of the Common Stock of the Company owned by Chevy Chase Bank because he has, or may be deemed to have, sole or shared voting and/or investment power of those shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2005 totaled $200,000. See “Business - The Advisor.”

The Bank services the Residential Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2005 totaled $911,577. See “Business - Servicing.”

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The Company had cash balances of $1,913,298 as of December 31, 2005 held in various deposit accounts with the Bank. Interest earned on these accounts was $25,016 for the year ended December 31, 2005.

During 2004 and through January 2005, Thomas H. McCormick was a partner of Shaw Pittman LLP, principal outside counsel to the Company and to the Bank.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Ernst & Young LLP has examined the financial statements of the Company for the period from January 1, 2002 to December 31, 2005. Ernst & Young LLP reports to, and is engaged at the direction of, the Audit Committee. The aggregate fees billed by Ernst & Young LLP during the years ended December 31, 2005 and 2004 are as follows:

	December 31,
Types of Fees and Services	2005	2004
Audit	$ 33,562	$ 26,203

Tax (1)	-	4,400

Total	$ 33,562	$ 30,603

(1) Fees and services related to federal and state income tax returns, tax advice and tax planning.

The Audit Committee approves, in advance, the engagement of the independent accountants to provide services to the Company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

	(a)1

The following financial statements of the Company are included in Item 8 of this report:

Report of Independent Auditors

Statements of Financial Condition at December 31, 2005 and 2004

Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

	(a)2

All other schedules for which provision is made in the applicable accounting of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

	(a)3	Exhibits:

	3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s 1996 Annual Report on Form 10-K).

	3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3(b) of Form S-11 (file number 333-10495) filed by the Company).

	4.1	Articles Supplementary of 10d% Noncumulative Exchangeable Preferred Stock, Series A (incorporated herein by reference to Exhibit 4.1 of the Company’s 1996 Annual Report on Form 10-K).

	10.1	Residential Mortgage Loan Purchase Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s 1996 Annual Report on Form 10-K).

	10.2	Mortgage Loan Servicing Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.2 of the Company’s 1996 Annual Report on Form 10-K).

	10.3	Advisory Agreement between the Company and the Bank (incorporated herein by reference to Exhibit 10.3 of the Company’s 1996 Annual Report on Form 10-K).

	10.4

Amendment to Servicing Agreement as modified on June 17, 2003 effective July 1, 2003 (incorporated herein by reference to Exhibit 10.4 of the Company’s report on Form 10-Q for the quarterly period ended June 30, 2003).

	10.5	Loan Agreement by and between Chevy Chase Preferred Capital Corporation and Chevy Chase Bank, F.S.B. dated December 20, 2004.

*	12.1	Computation of ratio of earnings to fixed charges and Preferred Stock dividend requirements.

*	31.1	Rule 13a-14(a) / 15d – 14(a) Certifications of Chief Executive Officer.

*	31.2	Rule 13a-14(a) / 15d – 14(a) Certifications of Chief Financial Officer.

*	32.1	Section 1350 Certifications of Chief Executive Officer.

*	32.2	Section 1350 Certifications of Chief Financial Officer.

*Filed herewith.

Exhibit 12.1

CHEVY CHASE PREFERRED CAPITAL CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

AND PREFERRED STOCK DIVIDEND REQUIREMENTS

(in thousands, except ratio data)
As of or for the year ended December 31,

	2005	2004	2003	2002	2001

Net income	$ 18,071	$ 16,292	$ 15,932	$ 16,497	$ 19,696
Fixed charges	-	-	-	-	-
Earnings before fixed charges	$ 18,071	$ 16,292	$ 15,932	$ 16,497	$ 19,696

Fixed charges, as above	$ -	$ -	$ -	$ -	$ -
Preferred stock dividend requirements	15,563	15,563	15,563	15,563	15,563
Fixed charges including preferred stock dividends	$ 15,563	$ 15,563	$ 15,563	$ 15,563	$ 15,563

Ratio of earnings to fixed charges and
Preferred stock dividend requirements	1.16x	1.05x	1.02x	1.06x	1.27x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on March 16, 2006.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

March 16, 2006	By:	/s/ B. Francis Saul II

B. Francis Saul II

Chairman of the Board of Directors,

President and Chief Executive Officer	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alexander R.M. Boyle	Director	March 16, 2006

Alexander R.M. Boyle

/s/ Joel A. Friedman	Senior Vice President	March 16, 2006
Joel A. Friedman	and Controller
(Principal Accounting Officer)

/s/ Stephen R. Halpin, Jr.	Director, Executive Vice President	March 16, 2006
Stephen R. Halpin, Jr.	and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas H. McCormick	Director, Executive Vice President	March 16, 2006
Thomas H. McCormick	and General Counsel

/s/ N. Alexander MacColl, Jr.	Director	March 16, 2006

N. Alexander MacColl, Jr.

/s/ H. Gregory Platts	Director	March 16, 2006
H. Gregory Platts

/s/ B. Francis Saul II	Chairman of the Board of Directors,	March 16, 2006
B. Francis Saul II	President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2005 of Chevy Chase Preferred Capital Corporation;
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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 16, 2006	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2005 of Chevy Chase Preferred Capital Corporation;
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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 16, 2006	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2005 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 16, 2006	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2005 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 16, 2006	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and

Chief Financial Officer