Form 10-Q
period 2006-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2006-05-15
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes[	]	No [ X ]

The number of shares outstanding of the registrant's sole class of common stock was 100 shares, $1.00 par value per share, as of April 17, 2006. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:		1
(a)	Statements of Financial Condition as of March 31, 2006 and
	December 31, 2005	2
(b)	Statements of Operations for the Three Months Ended
	March 31, 2006 and 2005	3
(c)	Statement of Stockholders' Equity for the Three Months
	Ended March 31, 2006	4

(d)	Statements of Cash Flows for the Three Months Ended
	March 31, 2006 and 2005	5
(e)	Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These unaudited financial statements and notes should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006 (the "2005 10-K").

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 4,567,144	$ 1,913,298
Residential mortgage loans (net of allowance for
losses of $40,333 at both period ends)	373,014,906	376,814,496
Accounts receivable from parent	1,034,035	1,458,559
Accrued interest receivable	1,496,168	1,543,716
Prepaid expenses	58,803	5,000
Total assets	$ 380,171,056	$ 381,735,069

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Loan payable to parent	$ 75,000,000	$ 75,000,000
Accrued interest payable to parent	353,917	319,523
Accounts payable to others and accrued expenses	31,185	9,624
Dividends payable to parent	230,104	2,300,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	79,505,831	81,519,772

Stockholders' Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained earnings	665,225	215,297
Total stockholders' equity	300,665,225	300,215,297

Total liabilities and stockholders' equity	$ 380,171,056	$ 381,735,069

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Residential mortgage loans	$ 5,900,555	$ 5,383,940
Other	6,043	3,832
Total interest income	5,906,598	5,387,772
Interest expense	1,008,177	638,542
Net interest income	4,898,421	4,749,230

Operating Expenses
Loan servicing fees - parent	230,271	232,805
Advisory fees - parent	50,000	50,000
Directors' fees	6,000	8,000
General and administrative	41,493	13,853
Total operating expenses	327,764	304,658

NET INCOME	$ 4,570,657	$ 4,444,572

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 680,032	$ 553,947

AVERAGE COMMON SHARES	100	100

EARNINGS PER COMMON SHARE	$ 6,800.32	$ 5,539.47

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders' Equity

Balance, December 31, 2005	$ 15,000,000	$ 100	$ 284,999,900	$ 215,297	$ 300,215,297

Net income	-	-	-	4,570,657	4,570,657

Dividends on Preferred Stock	-	-	-	(3,890,625)	(3,890,625)
Dividends on Common Stock	-	-	-	(230,104)	(230,104)

Balance, March 31, 2006	$ 15,000,000	$ 100	$ 284,999,900	$ 665,225	$ 300,665,225

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2006	2005
Cash flows from operating activities:

Net income	$ 4,570,657	$ 4,444,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in accounts receivable from parent	424,524	1,187,249
(Increase) decrease in accrued interest receivable	47,548	(77,562)
Increase in prepaid expenses	(53,803)	(39,762)
Increase (decrease) in accounts payable to others and accrued expenses	21,561	(9,925)
Increase in accrued interest payable to parent	34,394	147,125
Net cash provided by operating activities	5,044,881	5,651,697

Cash flows from investing activities:
Purchases of residential mortgage loans	(17,689,956)	(31,307,714)
Repayments of residential mortgage loans	21,489,546	31,698,966
Net cash provided by investing activities	3,799,590	391,252

Cash flows from financing activities:
Dividends paid on preferred stock	(3,890,625)	(3,890,625)
Dividends paid on common stock	(2,300,000)	(700,000)
Net cash used in financing activities	(6,190,625)	(4,590,625)

Net increase in cash and cash equivalents	2,653,846	1,452,324
Cash and cash equivalents at beginning of period	1,913,298	2,318,102
Cash and cash equivalents at end of period	$ 4,567,144	$ 3,770,426

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

The accompanying financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and notes normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Form 10-K of the Company for the year ended December 31, 2005.

NOTE 2 - RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages ("ARMs") and fixed-rate mortgages. The ARMs have interest rates which are fixed for a period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage notes. Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on a residential dwelling. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

	March 31, 2006		December 31, 2005
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 62,198,036	7.41%	$ 72,466,980	6.96%
One-year ARMs	7,173,295	6.43%	8,545,766	6.13%
Three-year ARMs	24,467,405	6.40%	25,589,269	6.06%
Five-year ARMs	193,085,403	5.95%	180,269,621	5.84%
7/1 ARMs	3,450,602	7.08%	3,559,239	6.72%
10/1 ARMs	11,017,107	6.66%	11,376,174	6.68%
Fixed-rate	71,663,391	6.41%	75,047,780	6.42%
Total	373,055,239	6.35%	376,854,829	6.23%
Less:
Allowance for loan losses	40,333		40,333

Total	$ 373,014,906		$ 376,814,496

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - DIVIDENDS:

During the three months ended March 31, 2006, the Company's Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006. During the three months ended March 31, 2006, the Company's Board of Directors declared cash dividends of $230,104 on the Company's common stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006.

NOTE 5 - LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At March 31, 2006, the interest rate was 5.48%.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company's Residential Mortgage Loans (as defined below) at March 31, 2006 and the interest rates on such loans, anticipated annual income on the Company's loan portfolio, net of interest expense and operating expenses, was approximately 117.1% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares. As of March 31, 2006, the weighted average yield on the Residential Mortgage Loans included in the company's portfolio was 6.34%.

Residential Mortgage Loans

At March 31, 2006 and December 31, 2005, the Company had $373,014,906 and $376,814,496, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties ("Residential Mortgage Loans"), net of allowance for loan losses. During the three months ended March 31, 2006, Residential Mortgage Loan purchases were $17,689,956 and principal collections were $21,489,546. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At March 31, 2006, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $512,819 (or 0.14% of loans). At December 31, 2005, the Company had three non-accrual loans with an aggregate principal balance of $689,796 (or 0.18% of loans).

At March 31, 2006, the Company had six delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $1,017,505 (or 0.27% of loans). At December 31, 2005, the Company had six delinquent loans with an aggregate principal balance of $1,406,900 (or 0.37% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. An analysis to determine whether an allowance for loan loss is required is performed periodically, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of delinquent and nonaccrual loans, management determined that the allowance for loan losses was appropriate at March 31, 2006 and 2005. There was no activity in the allowance for loan losses during the three months ended March 31, 2006 and 2005. The balance of the allowance for loan losses was $40,333 at March 31, 2006 and 2005.

Interest Rate Risk

The Company's income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See "Risk Factors" in the 2005 10-K.

The Company took steps in prior years to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to a reduction in 2003 in the Bank's servicing fee, the Company borrowed $75,000,000 from the Bank in December 2004 and used the proceeds to purchase adjustable-rate Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

There can be no assurance that a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares or the Common Stock. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Dividend Coverage." The Company, to date, has not used any derivative instruments to manage its interest rate risk.

There have been no material changes to the Company's market risk disclosures from the disclosures made in the 2005 10-K.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised of 44.6% of total loans at March 31, 2006. In addition, 12.9% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia and California may affect the Company's loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a "REIT'), as discussed below in "Tax Status of the Company."

The Company's principal liquidity needs are to fund the acquisition of additional Mortgage Assets as current Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional Mortgage Assets will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. As discussed earlier under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Dividend Coverage," our anticipated annual income, based on our mortgage loan portfolio at March 31, 2006, is 117.1% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of March 31, 2006.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2006, the Company met the requirements of all applicable tests.

No income tax was paid during either of the three month periods ended March 31, 2006 or 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

During the three months ended March 31, 2006 and 2005, the Company reported net income of $4,570,657 and $4,444,572, respectively, an increase of 2.8%.

Net interest income increased $149,191 (or 3.1%) in the 2006 quarter. The Company would have recorded an additional $15,259 and $14,649 in interest income for the three months ended March 31, 2006 and 2005, respectively, had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,906,598 for the three months ended March 31, 2006 (the "2006 quarter") compared to $5,387,772 for the three months ended March 31, 2005 (the "2005 quarter"), or an increase of 9.6%. Interest income on Residential Mortgage Loans totaled $5,900,555 for the 2006 quarter compared to $5,383,940 for the 2005 quarter, or an increase of 9.6%. The increase in interest income resulted from an increase in the average yield on such loans to 6.32% in the 2006 quarter from 5.75% in the 2005 quarter. The average balance of the Residential Mortgage Loan portfolio was $373,746,643 in the 2006 quarter compared to $374,360,093 in the 2005 quarter.

Other interest income of $6,043 and $3,832 was recognized on the Company's interest bearing deposits during the three months ended March 31, 2006 and 2005, respectively.

The Company incurred interest expense totaling $1,008,177 during the 2006 quarter compared to $638,542 during the 2005 quarter, or an increase of 57.9%. The increase was due to an increase in the average rate paid on the $75,000,000 loan in the 2006 quarter to 5.38% from 3.41% in the 2005 quarter.

No provision for loan losses was recorded for the three months ended March 31, 2006 and 2005.

Operating expenses totaling $327,764 and $304,658 for the three months ended March 31, 2006 and 2005, respectively, or an increase of 7.6%, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors' fees and general and administrative expenses. Loan servicing fees paid to parent were $230,271 and $232,805, for the three months ended March 31, 2006 and 2005, respectively, or a decrease of 1.1%. Advisory fees paid to parent for the three months ended March 31, 2006 and 2005 totaled $50,000 for each quarter. Directors' fees paid for the three months ended March 31, 2006 and 2005 were $6,000 and $8,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $41,493 and $13,853 for the three months ended March 31, 2006 and 2005, respectively, or an increase of 199.5%, primarily due to increases in external auditor fees, rating agency fees and New York Stock Exchange fees.

During the three months ended March 31, 2006, the Company's Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006. During the three months ended March 31, 2006, the Company's Board of Directors declared cash dividends of $230,104 on the Company's common stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk," which is hereby incorporated herein by reference.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed under SEC regulations is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the SEC, which the Company must comply with under SEC regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

During the three months ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A. Risk Factors

There were no changes from the December 31, 2005 Form 10-K.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

May 12, 2006	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 12, 2006	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2006 of Chevy Chase Preferred Capital Corporation;
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

May 12, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2006 of Chevy Chase Preferred Capital Corporation;
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

May 12, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer