Form 10-Q
period 2006-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2006-08-10
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number: 001-12477

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1998335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7501 Wisconsin Avenue

Bethesda, Maryland 20814

(Address of principal executive offices) (Zip Code)

(301) 987-2265

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer[ ]                Accelerated filer[ ]Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes[	]	No [ X ]

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of July 17, 2006. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:		1
(a)	Statements of Financial Condition as of June 30, 2006 and
	December 31, 2005	2
(b)	Statements of Operations for the Three and Six Months Ended
	June 30, 2006 and 2005	3
(c)	Statement of Stockholders’ Equity for the Six Months
	Ended June 30, 2006	4

(d)	Statements of Cash Flows for the Six Months Ended
	June 30, 2006 and 2005	5
(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These unaudited financial statements and notes should be read in conjunction with the Company’s financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006 (the “2005 10-K”).

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 280,122	$ 1,913,298
Residential mortgage loans (net of allowance for
losses of $40,333 at both period ends)	376,695,677	376,814,496
Accounts receivable from parent	2,037,330	1,458,559
Accrued interest receivable	1,545,467	1,543,716
Prepaid expenses	37,689	5,000
Total assets	$ 380,596,285	$ 381,735,069

                LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loan payable to parent	$ 75,000,000	$ 75,000,000
Accrued interest payable to parent	382,068	319,523
Accounts payable to others and accrued expenses	19,814	9,624
Dividends payable to parent	-	2,300,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	79,292,507	81,519,772

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained earnings	1,303,778	215,297
Total stockholders’ equity	301,303,778	300,215,297

Total liabilities and stockholders’ equity	$ 380,596,285	$ 381,735,069

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Interest Income
Residential mortgage loans	$ 5,954,881	$ 5,542,503	$ 11,855,436	$ 10,926,442
Other	7,745	2,316	13,788	6,148
Total interest income	5,962,626	5,544,819	11,869,224	10,932,590
Interest expense	1,106,436	735,018	2,114,613	1,373,560
Net interest income	4,856,190	4,809,801	9,754,611	9,559,030

Operating Expenses
Loan servicing fees - parent	225,651	235,457	455,922	468,262
Advisory fees - parent	50,000	50,000	100,000	100,000
Directors’ fees	10,000	8,000	16,000	16,000
General and administrative	41,361	49,351	82,854	63,204
Total operating expenses	327,012	342,808	654,776	647,466

NET INCOME	$ 4,529,178	$ 4,466,993	$ 9,099,835	$ 8,911,564

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625	7,781,250	7,781,250

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 638,553	$ 576,368	$ 1,318,585	$ 1,130,314

AVERAGE COMMON SHARES	100	100	100	100

EARNINGS PER COMMON SHARE	$ 6,385.53	$ 5,763.68	$ 13,185.85	$ 11,303.14

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2005	$ 15,000,000	$ 100	$ 284,999,900	$ 215,297	$ 300,215,297

Net income	-	-	-	9,099,835	9,099,835
Dividends on Preferred Stock	-	-	-	(7,781,250)	(7,781,250)
Dividends on Common Stock	-	-	-	(230,104)	(230,104)

Balance, June 30, 2006	$ 15,000,000	$ 100	$ 284,999,900	$ 1,303,778	$ 301,303,778

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2006	2005
Cash flows from operating activities:

Net income	$ 9,099,835	$ 8,911,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in accounts receivable from parent	(578,771)	909,619
Increase in accrued interest receivable	(1,751)	(200,282)
Increase in prepaid expenses	(32,689)	(23,078)
Increase (decrease) in accounts payable to others and accrued expenses	10,190	(17,312)
Increase in accrued interest payable to parent	62,545	180,375
Net cash provided by operating activities	8,559,359	9,760,886

Cash flows from investing activities:
Purchases of residential mortgage loans	(53,603,094)	(65,259,416)
Repayments of residential mortgage loans	53,721,913	65,770,444
Net cash provided by investing activities	118,819	511,028

Cash flows from financing activities:
Dividends paid on preferred stock	(7,781,250)	(7,781,250)
Dividends paid on common stock	(2,530,104)	(700,000)
Net cash used in financing activities	(10,311,354)	(8,481,250)

Net increase (decrease) in cash and cash equivalents	(1,633,176)	1,790,664
Cash and cash equivalents at beginning of period	1,913,298	2,318,102
Cash and cash equivalents at end of period	$ 280,122	$ 4,108,766

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

	June 30, 2006		December 31, 2005
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 51,285,481	7.90%	$ 72,466,980	6.96%
One-year ARMs	6,688,280	6.82%	8,545,766	6.13%
Three-year ARMs	23,174,361	6.65%	25,589,269	6.06%
Five-year ARMs	215,083,268	6.06%	180,269,621	5.84%
7/1 ARMs	3,434,976	7.21%	3,559,239	6.72%
10/1 ARMs	10,424,230	6.67%	11,376,174	6.68%
Fixed-rate	66,645,414	6.41%	75,047,780	6.42%
Total	376,736,010	6.45%	376,854,829	6.23%
Less:
Allowance for loan losses	40,333		40,333

Total	$376,695,677		$ 376,814,496

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - DIVIDENDS:

During the three and six months ended June 30, 2006, the Company’s Board of Directors declared cash dividends of $3,890,625 and $7,781,250, respectively, on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006 and July 17, 2006.

During the six months ended June 30, 2006, the Company’s Board of Directors declared cash dividends of $230,104 on the Company’s common stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At June 30, 2006, the interest rate was 5.96%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at June 30, 2006 and the interest rates on such loans, anticipated annual income on the Company’s loan portfolio, net of interest expense and operating expenses, was approximately 118.4% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares. As of June 30, 2006, the weighted average yield on the Residential Mortgage Loans included in the company’s portfolio was 6.45%.

Residential Mortgage Loans

At June 30, 2006 and December 31, 2005, the Company had $376,695,677 and $376,814,496, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”), net of allowance for loan losses. During the six months ended June 30, 2006, Residential Mortgage Loan purchases were $53,603,094 and principal collections were $53,721,913. Management intends to continue to reinvest proceeds received from repayments of loans in additional Residential Mortgage Loans to be purchased from either the Bank or its subsidiaries.

At June 30, 2006, the Company had two non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $405,242 (or 0.11% of loans). At December 31, 2005, the Company had three non-accrual loans with an aggregate principal balance of $689,796 (or 0.18% of loans).

At June 30, 2006, the Company had four delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $784,676 (or 0.21% of loans). At December 31, 2005, the Company had six delinquent loans with an aggregate principal balance of $1,406,900 (or 0.37% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs on a quarterly basis, an analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of delinquent and nonaccrual loans, management determined that the allowance for loan losses was appropriate at June 30, 2006 and 2005. There was no activity in the allowance for loan losses during the six months ended June 30, 2006 and 2005. The balance of the allowance for loan losses was $40,333 at June 30, 2006 and 2005.

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2005 10-K.

The Company took steps in prior years to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to a reduction in 2003 in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank in December 2004 and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

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

There have been no material changes to the Company’s market risk disclosures from the disclosures made in the 2005 10-K.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised of 45.9% of total loans at June 30, 2006. In addition, 12.9% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as current Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional Mortgage Assets will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” our anticipated annual income, based on our mortgage loan portfolio at June 30, 2006, is 118.4% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of June 30, 2006.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2006, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the six month periods ended June 30, 2006 or 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30,2005

During the three months ended June 30, 2006 (the “2006 quarter”) and 2005 (the “2005 quarter”), the Company reported net income of $4,529,178 and $4,466,993, respectively, an increase of 1.4%.

Net interest income increased $46,389 (or 1.0%) in the 2006 quarter. The Company would have recorded an additional $22,703 in interest income for the 2006 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,962,626 for the 2006 quarter compared to $5,544,819 for the 2005 quarter, or an increase of 7.5%. Interest income on Residential Mortgage Loans totaled $5,954,881 for the 2006 quarter compared to $5,542,503 for the 2005 quarter, or an increase of 7.4%. The increase in interest income resulted from an increase in the average yield on such loans to 6.39% in the 2006 quarter from 5.94% in the 2005 quarter. The average balance of the Residential Mortgage Loan portfolio declined slightly to $372,421,256 in the 2006 quarter from $373,212,634 in the 2005 quarter.

Other interest income of $7,745 and $2,316 was recognized on the Company’s interest-bearing deposits during the 2006 and 2005 quarters, respectively.

The Company incurred interest expense totaling $1,106,436 during the 2006 quarter compared to $735,018 during the 2005 quarter, or an increase of 50.5%. The increase was due to an increase in the average rate paid on the $75,000,000 loan in the 2006 quarter to 5.90% from 3.92% in the 2005 quarter.

No provision for loan losses was recorded for the three months ended June 30, 2006 and 2005.

Operating expenses totaling $327,012 and $342,808 for the 2006 and 2005 quarters, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $225,651 and $235,457, for the 2006 and 2005 quarters, respectively, or a decrease of 4.2%. Advisory fees paid to parent for the three months ended June 30, 2006 and 2005 totaled $50,000 for each quarter. Directors’ fees paid for the 2006 and 2005 quarters were $10,000 and $8,000, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $41,361 and $49,351 for the 2006 and 2005 quarters, respectively, or a decrease of 16.2%, primarily due to a decrease in external auditor fees.

During the 2006 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on July 17, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

During the six months ended June 30, 2006 (the “2006 period”) and 2005 (the “2005 period”), the Company reported net income of $9,099,835 and $8,911,564, respectively, or an increase of 2.1%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was mostly offset by increased interest expense.

Net interest income increased $195,581 (or 2.0%) in the 2006 period. The Company would have recorded an additional $37,965 in interest income for the 2006 period had its non-accrual loans been current in accordance with their original terms.

Total interest income was $11,869,224 for the 2006 period compared to $10,932,590 for the 2005 period, an increase of 8.5%. Interest income on Residential Mortgage Loans totaled $11,855,436 for the 2006 period, compared to $10,926,442 for the 2005 period, an increase of 8.5%. The increase in interest income resulted primarily from an increase in the average yield on such loans to 6.36% in the 2006 period from 5.80% in the 2005 period. The average balance of the Residential Mortgage Loan portfolio was $373,083,949 in the 2006 period compared to $372,686,265 in the 2005 period.

Interest income of $13,788 and $6,148 was recognized on the Company’s interest-bearing deposits during the 2006 and 2005 periods, respectively. The increase was primarily due to higher average yields and was partially offset by lower average balances of interest-bearing deposits during the 2006 period.

No provision for loan losses was recorded for the 2006 and 2005 periods.

During the 2006 and 2005 periods, the Company incurred interest expense totaling $2,114,613 and $1,373,560, respectively, related to the Company’s $75,000,000 loan from the Bank. The increase was due to an increase in the average rate paid on the loan to 5.64% in the 2006 period from 3.66% in the 2005 period.

Operating expenses totaling $654,776 and $647,466 for the 2006 and 2005 periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $455,922 and $468,262 for the 2006 and 2005 periods, or a decrease of 2.6%. Advisory fees paid to parent for the 2006 and 2005 periods totaled $100,000 for each period. Directors’ fees paid for the 2006 and 2005 periods totaled $16,000 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $82,854 and $63,204 for the 2006 and 2005 periods, respectively, or an increase of 31.1%, primarily due to increases in rating agency fees and New York Stock Exchange fees.

During the 2006 period, the Company's Board of Directors declared cash dividends of $7,781,250 on the Company’s preferred stock out of retained earnings of the Company half of which were paid during the 2006 period and the other half of which were paid July 17, 2006. During the 2006 period, the Company’s Board of Directors declared cash dividends of $230,104 on the Company’s common stock out of the retained earnings of the Company, which were paid April 17, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

During the three months ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

August 10, 2006	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 10, 2006	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2006 of Chevy Chase Preferred Capital Corporation;
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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

August 10, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2006 of Chevy Chase Preferred Capital Corporation;
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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

August 10, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 10, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 10, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer