Form 10-Q
period 2006-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2006-11-14
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of October 15, 2006. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:	1

(a)	Statements of Financial Condition as of September 30, 2006 and
December 31, 2005	2

(b)	Statements of Operations for the Three and Nine Months Ended
September 30, 2006 and 2005	3

(c)	Statement of Stockholders’ Equity for the Nine Months
Ended September 30, 2006	4
(d)	Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005	5

(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 3,179,303	$ 1,913,298
Residential mortgage loans (net of allowance for
losses of $40,333 at both period ends)	366,320,365	376,814,496
Accounts receivable from parent	469,701	1,458,559
Accrued interest receivable	1,584,440	1,543,716
Prepaid expenses	18,575	5,000
Total assets	$ 371,572,384	$ 381,735,069

                LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loan payable to parent	$ 65,300,000	$ 75,000,000
Accrued interest payable to parent	345,919	319,523
Accounts payable to others and accrued expenses	32,927	9,624
Dividends payable to parent	-	2,300,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	69,569,471	81,519,772

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained earnings	2,002,913	215,297
Total stockholders’ equity	302,002,913	300,215,297

Total liabilities and stockholders’ equity	$ 371,572,384	$ 381,735,069

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Interest Income
Residential mortgage loans	$ 6,062,952	$ 5,604,297	$ 17,918,388	$ 16,530,739
Other	3,579	1,322	17,367	7,470
Total interest income	6,066,531	5,605,619	17,935,755	16,538,209
Interest expense	1,147,388	844,163	3,262,001	2,217,723
Net interest income	4,919,143	4,761,456	14,673,754	14,320,486

Operating Expenses
Loan servicing fees - parent	226,070	227,094	681,992	695,356
Advisory fees - parent	50,000	50,000	150,000	150,000
Directors’ fees	8,000	8,000	24,000	24,000
General and administrative	45,314	15,995	128,167	79,199
Total operating expenses	329,384	301,089	984,159	948,555

NET INCOME	$ 4,589,759	$ 4,460,367	$ 13,689,595	$ 13,371,931

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625	11,671,875	11,671,875

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 699,134	$ 569,742	$ 2,017,720	$ 1,700,056

AVERAGE COMMON SHARES	100	100	100	100

EARNINGS PER COMMON SHARE	$ 6,991.34	$ 5,697.42	$ 20,177.20	$ 17,000.56

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2005	$ 15,000,000	$ 100	$ 284,999,900	$ 215,297	$ 300,215,297

Net income	-	-	-	13,689,595	13,689,595
Dividends on Preferred Stock	-	-	-	(11,671,875)	(11,671,875)
Dividends on Common Stock	-	-	-	(230,104)	(230,104)

Balance, September 30, 2006	$ 15,000,000	$ 100	$ 284,999,900	$ 2,002,913	$ 302,002,913

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2006	2005
Cash flows from operating activities:

Net income	$ 13,689,595	$ 13,371,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in accounts receivable from parent	988,858	(1,751,901)
Increase in accrued interest receivable	(40,724)	(152,701)
Increase in prepaid expenses	(13,575)	(6,395)
Increase (decrease) in accounts payable to others and accrued expenses	23,303	(34,313)
Increase in accrued interest payable to parent	26,396	140,563
Net cash provided by operating activities	14,673,853	11,567,184

Cash flows from investing activities:
Purchases of residential mortgage loans	(65,133,686)	(102,080,073)
Repayments of residential mortgage loans	75,627,817	111,876,825
Net cash provided by investing activities	10,494,131	9,796,752

Cash flows from financing activities:
Repayment of loan payable to parent	(9,700,000)	-
Dividends paid on preferred stock	(11,671,875)	(11,671,875)
Dividends paid on common stock	(2,530,104)	(700,000)
Net cash used in financing activities	(23,901,979)	(12,371,875)

Net increase in cash and cash equivalents	1,266,005	8,992,061
Cash and cash equivalents at beginning of period	1,913,298	2,318,102
Cash and cash equivalents at end of period	$ 3,179,303	$ 11,310,163

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

	September 30, 2006		December 31, 2005
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 43,595,967	8.13%	$ 72,466,980	6.96%
One-year ARMs	5,942,333	7.39%	8,545,766	6.13%
Three-year ARMs	21,705,294	6.89%	25,589,269	6.06%
Five-year ARMs	217,922,576	6.14%	180,269,621	5.84%
7/1 ARMs	2,523,391	7.56%	3,559,239	6.72%
10/1 ARMs	10,047,111	6.70%	11,376,174	6.68%
Fixed-rate	64,624,026	6.40%	75,047,780	6.42%
Total	366,360,698	6.51%	376,854,829	6.23%
Less:
Allowance for loan losses	40,333		40,333

Total	$366,320,365		$ 376,814,496

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2006, the Company’s Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006, July 17, 2006 and October 16, 2006.

During the nine months ended September 30, 2006, the Company’s Board of Directors declared cash dividends of $230,104 on the Company’s common stock out of the retained earnings of the Company. Dividends were paid on April 17, 2006.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. During the September 2006 quarter, the Company repaid $9,700,000 of the loan to the Bank leaving an outstanding principal balance of $65,300,000. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At September 30, 2006, the interest rate was 6.18%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at September 30, 2006, and the interest rates on such loans, anticipated annual income on the Company’s loan portfolio, net of interest expense and operating expenses, was approximately 118.7% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares. As of September 30, 2006, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.51%.

Residential Mortgage Loans

At September 30, 2006 and December 31, 2005, the Company had $366,320,365 and $376,814,496, respectively, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”), net of allowance for loan losses. During the nine months ended September 30, 2006, Residential Mortgage Loan purchases were $65,133,686 and principal collections were $75,627,817. Management currently intends to use the proceeds received from future loan repayments to make additional payments of principal on the loan from the Bank or to purchase additional Residential Mortgage Loans from the Bank or its subsidiaries depending upon the level of the dividend coverage ratio.

At September 30, 2006, the Company had three non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $375,088 (or 0.10% of loans). At December 31, 2005, the Company had three non-accrual loans with an aggregate principal balance of $689,796 (or 0.18% of loans).

At September 30, 2006, the Company had seven delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $2,074,636 (or 0.57% of loans). At December 31, 2005, the Company had six delinquent loans with an aggregate principal balance of $1,406,900 (or 0.37% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. There was no activity in the allowance for loan losses during the nine months ended September 30, 2006 and 2005. The balance of the allowance for loan losses was $40,333 at September 30, 2006 and 2005. Based on a review of various factors, including delinquent and non-accrual loans, management determined that the amount of the allowance remained appropriate.

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2005 10-K.

The Company took steps in prior years to increase the funds available to pay dividends on the Series A Preferred Shares. In addition to a reduction in 2003 in the Bank’s servicing fee, the Company borrowed $75,000,000 from the Bank in December 2004 and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the September 2006 quarter, the Company repaid principal amounting to $9,700,000, reducing the outstanding principal balance of the loan to $65,300,000 at September 30, 2006.

A decline in interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage.” The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised of 46.6% of total loans at September 30, 2006. In addition, 13.1% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as current Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of such additional Mortgage Assets will be funded with the proceeds of principal repayments on its current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements, to continue to make additional payments of principal on the loan from the Bank, and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated annual income, based on the mortgage loan portfolio at September 30, 2006, is 118.7% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of September 30, 2006.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2006, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the nine month periods ended September 30, 2006 or 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended June 30, 2005

During the three months ended September 30, 2006 (the “2006 quarter”) and 2005 (the “2005 quarter”), the Company reported net income of $4,589,759 and $4,460,367, respectively, an increase of 2.9%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was mostly offset by increased interest expense.

Net interest income increased $157,687 (or 3.3%) in the 2006 quarter. The Company would have recorded an additional $5,952 in interest income for the 2006 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $6,066,531 for the 2006 quarter compared to $5,605,619 for the 2005 quarter, or an increase of 8.2%. Interest income on Residential Mortgage Loans totaled $6,062,952 for the 2006 quarter compared to $5,604,297 for the 2005 quarter, or an increase of 8.2%. The increase in interest income resulted from an increase in the average yield on such loans to 6.51% in the 2006 quarter from 6.09% in the 2005 quarter. The average balance of the Residential Mortgage Loan portfolio also increased to $372,774,881 in the 2006 quarter from $368,306,175 in the 2005 quarter.

Other interest income of $3,579 and $1,322 was recognized on the Company’s interest-bearing deposits during the 2006 and 2005 quarters, respectively. The increase was primarily due to higher average yields and was partially offset by lower average balances of interest-bearing deposits during the 2006 period.

During the 2006 and 2005 quarters, the Company incurred interest expense totaling $1,147,388 and $844,163, respectively, an increase of 35.9%, related to the Company’s loan from the Bank. The increase was due to an increase in the average rate paid on the loan payable to the Bank in the 2006 quarter to 6.21% from 4.36% in the 2005 quarter, partially offset by a decrease in the average balance to $69,900,000 as a result of a $9,700,000 principal payment in the 2006 quarter.

No provision for loan losses was recorded for the three months ended September 30, 2006 and 2005.

Operating expenses totaling $329,384 and $301,089 for the 2006 and 2005 quarters, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $226,070 and $227,094 for the 2006 and 2005 quarters, respectively. Advisory fees paid to parent for the three months ended September 30, 2006 and 2005 totaled $50,000 for each quarter. Directors’ fees paid for the 2006 and 2005 quarters were $8,000 for each quarter, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $45,314 and $15,995 for the 2006 and 2005 quarters, respectively, or an increase of 183.3%, primarily due to increases in rating agency and external auditor fees.

During the 2006 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on October 16, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended June 30, 2005

During the nine months ended September 30, 2006 (the “2006 period”) and 2005 (the “2005 period”), the Company reported net income of $13,689,595 and $13,371,931, respectively, or an increase of 2.4%. The increase in net income is primarily attributable to increased interest income on Residential Mortgage Loans, which was mostly offset by increased interest expense.

Net interest income increased $353,268 (or 2.5%) in the 2006 period. The Company would have recorded an additional $34,757 in interest income for the 2006 period had its non-accrual loans been current in accordance with their original terms.

Total interest income was $17,935,755 for the 2006 period compared to $16,538,209 for the 2005 period, an increase of 8.5%. Interest income on Residential Mortgage Loans totaled $17,918,388 for the 2006 period, compared to $16,530,739 for the 2005 period, an increase of 8.4%. The increase in interest income resulted primarily from an increase in the average yield on those loans to 6.41% in the 2006 period from 5.94% in the 2005 period. The average balance of the Residential Mortgage Loan portfolio was $372,980,927 in the 2006 period compared to $371,226,235 in the 2005 period.

Other interest income of $17,367 and $7,470 was recognized on the Company’s interest-bearing deposits during the 2006 and 2005 periods, respectively. The increase was primarily due to higher average yields and was partially offset by lower average balances of interest-bearing deposits during the 2006 period.

During the 2006 and 2005 periods, the Company incurred interest expense totaling $3,262,001 and $2,217,723, respectively, an increase of 47.1%, related to the Company’s loan from the Bank. The increase was due to an increase in the average rate paid on the loan to 5.80% in the 2006 period from 3.88% in the 2005 period, partially offset by a decrease in the average balance to $73,300,000 for the 2006 period resulting from a $9,700,000 principal payment in the period.

No provision for loan losses was recorded for the 2006 and 2005 periods.

Operating expenses totaling $984,159 and $948,555 for the 2006 and 2005 periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $681,992 and $695,356 for the 2006 and 2005 periods, or a decrease of 1.9%. Advisory fees paid to parent for the 2006 and 2005 periods totaled $150,000 for each period. Directors’ fees paid for the 2006 and 2005 periods totaled $24,000 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $128,167 and $79,199 for the 2006 and 2005 periods, respectively, or an increase of 61.8%, primarily due to increases in rating agency and external auditor fees.

During the 2006 period, the Company's Board of Directors declared cash dividends of $11,671,875 on the Company’s preferred stock, $3,890,625 of which was paid after the end of the period. During the 2006 period, the Board also declared and paid cash dividends of $230,104 on the Company’s common stock.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

During the three months ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

November 14, 2006	By:	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Executive Vice President and

Chief Financial Officer

(Principal Financial Officer)

November 14, 2006	By:	/s/ JOEL A. FRIEDMAN

Joel A. Friedman

Senior Vice President and Controller

(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2006 of Chevy Chase Preferred Capital Corporation;
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

November 14, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2006 of Chevy Chase Preferred Capital Corporation;
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

November 14, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2006	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2006 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2006	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer