Form 10-K
period 2006-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2007-03-21
CIK 1021179

____________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006	.

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2007. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

	Critical Accounting Policies.................................................................................	19
	Allowance for Loan Losses....................................................................................	19
	Residential Mortgage Loans.................................................................................	19
	Interest Rate Risk..............................................................................................	19
	Significant Concentration of Credit Risk..................................................................	20
	Liquidity and Capital Resources............................................................................	21
	Results of Operations............................................................................................	21
	Year 2006 Compared to Year 2005........................................................................	21
	Year 2005 Compared to Year 2004........................................................................	22
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........	23
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................	F-1
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................	24
Item 9A.	CONTROLS AND PROCEDURES........................................................................	24
Item 9B.	OTHER INFORMATION....................................................................................	24

	PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................	24
	Directors and Executive Officers..............................................................................	24
	Code of Business Conduct......................................................................................	26
	Audit Committee.................................................................................................	26
	Section 16(a) Beneficial Ownership Reporting Compliance...............................................	26
Item 11.	EXECUTIVE COMPENSATION..........................................................................	26
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................	27
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................	27
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES................................................	28

	PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES..............................................	29

PART I

ITEM 1.	BUSINESS

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

DIVIDEND COVERAGE

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at December 31, 2006 and the interest rates on those loans, the Company anticipates that annual income, net of interest expense and operating expenses, on the Company’s loan portfolio will be approximately 116.6% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company’s current portfolio of Mortgage Assets consists of loans secured by first mortgages or deeds of trust (“Mortgage Loans”) on single-family residential real estate properties (“Residential Mortgage Loans”). The following table sets forth information concerning the Company’s Residential Mortgage Loans as of December 31, 2006 and December 31, 2005. All of the Mortgage Loans were acquired from the Bank. A description of the types of Residential Mortgage Loans included in the Company’s portfolio follows the table.

Residential Mortgage Loan Portfolio
	December 31,
	2006			2005
Type	Aggregate Principal Balance	Weighted Average Yield	Percent to Total	Aggregate Principal Balance	Weighted Average Yield	Percent to Total
Payment Option ARMs	$ 33,880,718	8.12%	9.8%	$ 72,466,980	6.96%	19.2%
One-Year ARMs	5,109,950	7.65%	1.5%	8,545,766	6.13%	2.3%
Three-Year ARMs	21,001,902	6.92%	6.1%	25,589,269	6.06%	6.8%
Five-Year ARMs	211,433,598	6.15%	61.0%	180,269,621	5.84%	47.9%
7/1 ARMs	2,512,271	7.93%	0.7%	3,559,239	6.72%	0.9%
10/1 ARMs	9,822,378	6.70%	2.8%	11,376,174	6.68%	3.0%
15 & 30 Year Fixed-Rate	62,610,120	6.40%	18.1%	75,047,780	6.42%	19.9%
	346,370,937	6.48%	100.0%	376,854,829	6.23%	100.0%
Less:
Allowance for loan losses	40,333			40,333
Total	$346,330,604			$376,814,496

Purchases from the Bank of Residential Mortgage Loans during the year ended December 31, 2006 totaled $63,675,650 and principal collections totaled $94,581,175. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residential Mortgage Loans.”

Eighty-two percent of the Residential Mortgage Loans included in the Company’s portfolio at December 31, 2006 bear interest at adjustable rates. The interest rate on an adjustable rate mortgage (“ARM”) resets periodically based on an index (such as the London Interbank Offered Rate (“LIBOR”) or the interest rate on United States Treasury Securities). ARMs are typically subject to lifetime interest rate caps and may be subject to periodic interest rate adjustment caps. As of December 31, 2006, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.48%. For the year ended December 31, 2006, the weighted average yield was 6.42%.

The interest rate on each type of ARM included in the Company’s portfolio adjusts at the time (the “Rate Adjustment Date”) and in the manner described below. If specified in the related mortgage note, an ARM may be subject to lifetime interest rate adjustment caps, to minimum interest rates and to maximum periodic adjustment increases or decreases. Information set forth below regarding interest rate adjustment caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2006 may be subject to different terms.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. Effective with each Rate Adjustment Date, the monthly principal and interest payment on an ARM will be adjusted based on the ARM type. For all ARMs other than those that provide the borrower with a variety of payment options (“Payment Option ARMs”), on each Rate Adjustment Date the payment is re-calculated to an amount that will fully amortize the then-outstanding principal balance of the loan over its remaining term to stated maturity. Most Payment Option ARMs require the borrower to make a minimum payment, which can be less than the amount of interest actually due. This minimum payment is re-calculated when the loan reaches the maximum negative amortization threshold or on the dates specified in the note. The minimum payment on some Payment Option ARMs is equal to the amount of interest due (interest-only payment) and changes each month. Certain ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If an ARM is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note and will remain fixed at that rate for the remaining term of the loan. The Company’s current policy is to retain these fixed-rate loans in its portfolio. All Residential Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan, although some loans provide for payment of a fee or penalty if prepaid in full up to three years after origination.

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

Most of the Payment Option ARMs provide the borrower with a variety of monthly payment options. At December 31, 2006, approximately $31.8 million of the Company’s Payment Option ARMs have a payment option that could result in the interest being added to the principal of the loan, or “negative amortization.” During 2006, the Company capitalized $0.4 million of deferred interest on its Payment Option ARMs. At December 31, 2006, approximately $1.0 million of cumulative deferred interest was due on these loans. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10%. The minimum payment required on the remaining Payment Option ARMs is an interest only payment.

One-Year ARM. Each one-year ARM bears interest at a rate that is fixed for the first twelve monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, and a lifetime interest rate adjustment cap.

Three-Year ARM. Each three-year ARM bears interest at a rate that is fixed for the first 36 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, and a lifetime interest rate adjustment cap.

Five-Year ARM. Each five-year ARM bears interest at a rate that is fixed for the first 60 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, and a lifetime interest rate adjustment cap. Certain of these loans contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term.

Seven-Year Fixed-Rate Loan with Automatic Conversion to One-Year ARM. The interest rate with respect to each seven-year fixed-rate loan with automatic conversion to a One-Year ARM (a “7/1 ARM”) is fixed for the first 84 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, and a lifetime interest rate adjustment cap. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Ten-Year Fixed-Rate Loan With Automatic Conversion to One-Year ARM. The interest rate with respect to each ten-year fixed-rate loan with automatic conversion to a One-Year ARM (a “10/1 ARM”) is fixed for the first 120 monthly payments and adjusts on the date specified in the related mortgage note, and annually thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum annual interest rate increase or decrease, and a lifetime interest rate adjustment cap. There is no ability to continue at a fixed rate after the first Rate Adjustment Date under the terms of this type of Residential Mortgage Loan.

Investment Policy

General. The Company currently intends to maintain at least 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage securities representing interests in pools of Mortgage Loans (“Mortgage-Backed Securities”) and may invest up to 5% of its portfolio in Mortgage Loans secured by commercial real estate properties or multi-family properties (“Commercial Mortgage Loans”) or in other assets eligible to be held by a REIT, such as Commercial Mortgage Loans, cash and cash equivalents. The Company’s current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in “non-accrual status” are generally loans that are past due 90 days or more in principal or interest, and “classified” loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility.

The Company may, from time to time, acquire both conforming and nonconforming Residential Mortgage Loans. Conventional conforming Residential Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by either Freddie Mac or the Fannie Mae. The nonconforming Residential Mortgage

Loans that the Company purchases will be nonconforming generally because they have original principal balances which exceed the limits for Freddie Mac or Fannie Mae programs.

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

The Company currently intends to acquire only investment grade Mortgage-Backed Securities issued by agencies of the Federal government or government sponsored agencies, such as Freddie Mac, Fannie Mae and Ginnie Mae. The Company does not currently intend to acquire any interest-only or principal-only Mortgage-Backed Securities.

Commercial Mortgage Loans. While no Commercial Mortgage Loans are included in the current portfolio, the Company may, from time to time, acquire Commercial Mortgage Loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers.

Loan Payable to Parent

On December 20, 2004, the Company borrowed $75,000,000 from the Bank. The Company used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio. Interest on the loan varies monthly based on one-month LIBOR plus a specified margin and is payable monthly.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. During the year ended December 31, 2006, the Company made principal payments totaling $27,300,000, leaving an outstanding principal balance of $47,700,000 at December 31, 2006.

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

Geographic Distribution

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 47.5% of total loans at December 31, 2006. In addition, 12.6% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in the Washington, DC metropolitan area and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio. See “Risk Factors.”

SERVICING

The Residential Mortgage Loans owned by the Company are serviced by the Bank (the “Servicer”) pursuant to the terms of the Servicing Agreement. The Company pays a servicing fee to the Bank equal to 0.250% of the outstanding loan balance. See “Certain Relationships and Related Transactions.”

The Servicing Agreement requires the Servicer to service the Company’s Mortgage Loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of Residential Mortgage Loans, with Fannie Mae and Freddie Mac guidelines and procedures. The Servicing Agreement requires the Servicer to service these loans solely with a view toward the interests of the Company and without regard to the interests of the Bank or any of the Bank’s affiliates. The Servicer collects and remits principal and interest payments, administers mortgage escrow accounts, submits and pursues insurance claims and initiates and supervises foreclosure proceedings on the loans it services. The Servicer also provides accounting and reporting services required by the Company for such loans. The Servicing Agreement requires the Servicer to follow such collection procedures as are customary in the industry, including contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with servicing guidelines promulgated by the Company. The Servicer may, in its discretion, arrange with a defaulting borrower a schedule for the liquidation of delinquencies, provided that, in the case of Residential Mortgage Loans, no primary mortgage guaranty insurance coverage is adversely affected.

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

Under Office of Thrift Supervision (“OTS”) regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of size, if the Bank does not qualify for expedited treatment under OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains “well capitalized” after the payment. At December 31, 2006, the Bank’s capital ratios exceeded the ratios established for “well capitalized” institutions under OTS regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which, at December 31, 2006, was conducting business from 267 full-service offices, including 54 grocery store banking centers, and over 1,000 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank’s home office is located in McLean, Virginia and its executive offices are located in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned subsidiary also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and seven mortgage loan production offices in the mid-Atlantic region. At December 31, 2006, the Bank had total assets of $14.4 billion, total deposits of $10.8 billion and total stockholders’ equity of $800 million. Based on total assets at December 31, 2006, the Bank is the largest full-service bank headquartered in the Washington, DC metropolitan area.

The Company is a subsidiary of the Bank and, therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank was not “well capitalized” under OTS regulations. See “Risk Factors.”

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

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2006, the Advisor and its affiliates owned approximately $7.3 billion of residential mortgage loans, including all of the Company’s Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of those loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates may purchase servicing rights on residential mortgage loans. Including loans serviced for its own portfolio and loans serviced for the Company, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $20.7 billion as of December 31, 2006.

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

CAPITAL AND LEVERAGE POLICIES

To the extent that the Board of Directors determines that additional funding is required, the Company may raise those funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income, including capital gains), or a combination of these methods.

At December 31, 2006, the Company had principal debt outstanding totaling $47,700,000. The Company does not currently intend to incur additional indebtedness. However, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company’s total stockholders’ equity, including intercompany advances made by the Bank to the Company.

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

The Company may redeem its Series A Preferred Shares, beginning January 15, 2007, subject to payment of a redemption premium which declines annually over each of the next five years. See “Redemption.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

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

COMPETITION

The Company does not anticipate that it will engage in the business of originating Residential Mortgage Loans. It does anticipate that it will purchase Mortgage Assets in addition to those in the current loan portfolio and that all such Mortgage Assets will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets. However, the Bank and its affiliates face competition with these types of entities in originating the residential mortgage loans that the Company purchases from the Bank.

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

During 2006, the Company met the requirements of each test.

ITEM 1A.	RISK FACTORS

Our ability to pay dividends could be affected by regulatory restrictions on our operations.

Because we are a subsidiary of the Bank, federal regulators have the right to examine us and our activities. Under certain circumstances, including if they make a determination that the Bank’s relationship to us results in an unsafe and unsound banking practice, those regulators have the authority to restrict our ability to transfer assets, to make distributions to our stockholders (including dividends to the holders of Series A Preferred Shares, as described below), or to redeem the Series A Preferred Shares, or even to require the Bank to sever its relationship with or divest its ownership of us. Those actions also could potentially result in our failure to qualify as a REIT.

Payment of dividends on the Series A Preferred Shares could also be subject to regulatory limitations if after the payment the Bank were not “well capitalized” for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 10.0%, a Tier 1 risk-based capital ratio of less than 6.0% and a core capital (or leverage) ratio of less than 5.0%, and not being subject to a regulatory action requiring maintenance of a specific capital level. At December 31, 2006, the Bank’s total risk-based capital ratio was 11.24%, its Tier 1 risk-based capital ratio was 9.16% and its core capital (or leverage) ratio was 6.08%, and the Bank was not subject to any such regulatory action. The Bank’s ability to maintain well-capitalized status depends on a number of factors, many of which, such as general economic conditions, are beyond its control.

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

Certain geographic regions of the United States may from time to time experience natural disasters or weaker regional economic conditions and housing markets, and, consequently, may experience higher rates of loss and delinquency on Mortgage Loans generally. Any concentration of the Mortgage Loans in such a region may present risks in addition to those present for Mortgage Loans generally. Residential Mortgage Loans secured by properties located in the Washington, DC metropolitan area equaled 47.5% of total loans at December 31, 2006. In addition, 12.6% of the Residential Mortgage Loans are secured by properties located in California. Consequently, these Mortgage Assets may be subject to a greater risk of default than other comparable Mortgage Assets in the event of adverse economic, political or business developments or natural hazards that may affect those regions and the ability of property owners in those regions to make payments of principal and interest on the underlying mortgages.

Because our income consists primarily of interest payments on our Mortgage Assets, a decline in interest rates could reduce our income and affect our ability to pay dividends.

Our income consists primarily of interest payments on the Mortgage Assets we hold. A majority (or 81.9%) of our Mortgage Assets bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Assets are based), then we may experience a decrease in income available to be distributed to our stockholders. In such an interest rate environment, we may experience an increase in prepayments on our Mortgage Assets and may find it difficult to purchase additional Mortgage Assets bearing rates sufficient to support payment of dividends on our Series A Preferred Shares. In addition, certain Mortgage Asset products which we may purchase may permit the borrower to convert an adjustable rate mortgage to a fixed rate mortgage. Borrowers may be more likely to exercise this right in a low interest rate environment in order to “lock in” a low fixed interest rate. Because the rate at which dividends, if, when and as declared, are payable on the Series A Preferred Shares is fixed, a significant decline in interest rates could adversely affect our ability to pay dividends on the Series A Preferred Shares.

We have not obtained credit enhancements or special hazard insurance for our Mortgage Loans, and thus are subject to risks that are not covered by standard hazard insurance.

The Servicer is required to ensure that standard hazard and, where required, flood insurance is maintained on the Mortgage Loans. We have not obtained credit enhancements such as mortgagor bankruptcy insurance or special hazard insurance for our Mortgage Loans. Accordingly, during the time we hold Mortgage Loans for which these credit enhancements are not obtained, we will be subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes). In addition, in the event of a default on any of our Mortgage Loans resulting from declining property values or worsening economic conditions, among other factors, we would bear the risk of loss of principal to the extent of any deficiency between (i) the value of the related mortgaged property, plus any payments from an insurer (or guarantor in the case of Commercial Mortgage Loans) and (ii) the amount owing on the Mortgage Loan.

Our operations and financial condition could be adversely affected by a number of factors affecting the value of real estate.

The results of our operations are affected by various factors, many of which are beyond our control, such as:

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

Our “payment option” and “interest-only” mortgage loans subject us to additional risks.

Some of our loans permit borrowers to defer payment of principal and/or interest. Some of these loans also have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Others allow the borrower to make an interest only payment. These features, coupled with the adjustable interest rates on these loans, could cause borrowers’ payments to increase substantially. In the absence of offsetting factors, such as higher wages or rising property values, those increased payments could result in higher defaults and require increases in our allowance for loan losses. The potential for significant increases in the payments required to be made by these borrowers, coupled with the relative complexity of these products when compared to traditional mortgage loans, could subject us to increased litigation risk, particularly in an environment of rising interest rates and declining property values. These loans also can result, under certain circumstances, in our recognition as interest income payments that have not yet been made by the borrowers, which may lead to future losses if the borrowers ultimately fail to make those payments. At December 31, 2006, cumulative deferred interest totaled $1.0 million, but this amount could increase in the future.

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

Our Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares upon the occurrence of the Exchange Event. Consequently, an investment in Series A Preferred Shares could be replaced by an investment in Bank Preferred Shares at a time when the Bank’s financial condition is deteriorating or when the Bank has been placed into conservatorship or receivership. In addition, although the Series A Preferred Shares are listed on the NYSE, the Bank has not applied and does not intend to apply for listing of the Bank Preferred Shares, for which the Series A Preferred Shares will be exchanged automatically on a one-for-one basis upon the occurrence of the Exchange Event, on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Consequently, there can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained. Potential investors in the Series A Preferred Shares, therefore, should carefully consider the risks related to an investment in the Bank summarized below and more fully described in the Bank’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Office of Thrift Supervision:

•

risks related to changes in interest rates and other market conditions including risks relating to the valuation of the Bank’s interest-only strips and mortgage servicing rights, which are based on various assumptions concerning prepayment and default rates;

•	risks related to the Bank’s “payment option” and interest-only adjustable rate mortgage loans;
•	risks related to the Bank’s dependence on asset securitizations for additional liquidity;

•	risks related to legislative and regulatory actions and restrictions, including restrictions on the payment of dividends and the Bank’s ability to satisfy regulatory capital requirements;
•	risks related to increased competition in the financial services industry and in the Bank’s local markets;
•	risks related to the Bank’s reliance on non-interest income, including gains from securitization transactions, for a significant portion of its revenue;
•	risks related to the sufficiency of the Bank’s allowance for losses;
•	risks related to the Bank’s shareholders, including its tax sharing arrangement with B. F. Saul Real Estate Investment Trust; and

•	risks related to the Bank’s concentration of business in the Washington, DC metropolitan area

ITEM 1B.	DISCLOSURE OF OUTSTANDING COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company in 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. These shares of Common Stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Thus, there is no established public trading market for the Common Stock. As of March 15, 2007, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for the two most recent years. For a discussion of the Company’s distribution policy with respect to the Common Stock, see “Business – Dividend Policy.”

Period	Distributions	Payment Date
January 1, 2005 to March 31, 2005	$ -	N/A
April 1, 2005 to June 30, 2005	-	N/A
July 1, 2005 to September 30, 2005	-	N/A
October 1, 2005 to December 31, 2005	2,300,000	January 17, 2006
January 1, 2006 to March 31, 2006	230,104	April 17, 2006
April 1, 2006 to June 30, 2006	-	N/A
July 1, 2006 to September 30, 2006	-	N/A
October 1, 2006 to December 31, 2006	6,000,000	January 16, 2007

Holders of Common Stock are entitled to receive dividends when, if and as declared by the Board of Directors out of funds legally available. If the Company fails to declare and pay full dividends on the Series A Preferred Shares in any dividend period, the Company may not make any dividend or other distributions with respect to the Common Stock until such time as dividends on all outstanding Series A Preferred Shares have been (i) declared and paid for three consecutive dividend periods and (ii) declared and paid or declared and a sum sufficient for the payment thereof has been set apart for payment for the fourth consecutive dividend period. To remain qualified as a REIT, the Company must distribute each year at least 90% of its annual “REIT taxable income” (not including capital gains) to stockholders. See “Business – Tax Status of the Company.”

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol “CCP-PrA.” As of January 25, 2007, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 130 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company’s distribution policy with respect to the Series A Preferred Shares, see “Business – Dividend Policy.”

	Price
Period	High	Low	Distributions	Payment Date
January 1, 2005 to March 31, 2005	$ 59.99	$ 57.76	3,890,625	April 15, 2005
April 1, 2005 to June 30, 2005	59.52	57.00	3,890,625	July 15, 2005
July 1, 2005 to September 30, 2005	58.91	56.20	3,890,625	October 17, 2005
October 1, 2005 to December 31, 2005	56.95	53.35	3,890,625	January 17, 2006
January 1, 2006 to March 31, 2006	56.25	53.50	3,890,625	April 17, 2006
April 1, 2006 to June 30, 2006	54.48	52.50	3,890,625	July 17, 2006
July 1, 2006 to September 30, 2006	55.05	52.75	3,890,625	October 16, 2006
October 1, 2006 to December 31, 2006	54.55	52.60	3,890,625	January 16, 2007

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

Redemption

Beginning January 15, 2007, the Series A Preferred Shares are redeemable at the option of the Company, in whole or in part, at any time at the following per share redemption prices plus accrued and unpaid dividends:

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

	As of or for the year ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA:

Interest income	$ 23,668,932	$ 22,469,755	$ 17,394,530	$ 17,035,160	$ 17,729,403
Interest expense	(4,124,514)	(3,153,396)	(81,500)	-	-
Net interest income	19,544,418	19,316,359	17,313,030	17,035,160	17,729,403
Provision for loan losses	13,540	-	-	-	-
Net interest income after provision for loan losses	19,530,878	19,316,359	17,313,030	17,035,160	17,729,403
Operating expenses	(1,299,934)	(1,245,429)	(1,020,672)	(1,103,037)	(1,232,182)
Net income	$ 18,230,944	$ 18,070,930	$ 16,292,358	$ 15,932,123	$ 16,497,221
Earnings available to common Stockholders	$ 2,668,444	$ 2,508,430	$ 729,858	$ 369,623	$ 934,721
Earnings per common share	$ 26,684.44	$ 25,084.30	$ 7,298.58	$ 3,696.23	$ 9,347.21

DIVIDENDS DECLARED:

Dividends on common stock	$ 6,230,104	$ 2,300,000	$ 742,614	$ 350,000	$ 1,100,000
Dividends on preferred stock	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500

BALANCE SHEET DATA:

Residential mortgage loans, net	$ 346,330,604	$ 376,814,496	$ 374,458,643	$ 296,062,742	$ 285,395,464
Total assets	$ 354,543,864	$ 381,735,069	$ 379,720,055	$ 304,266,967	$ 304,825,346
Loan payable to parent	$ 47,700,000	$ 75,000,000	$ 75,000,000	$ -	$ -
Total stockholders’ equity	$ 296,653,637	$ 300,215,297	$ 300,006,867	$ 300,019,623	$ 299,834,721
Number of preferred shares Outstanding	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000
Number of common shares Outstanding	100	100	100	100	100
Average yield on residential mortgage loans	6.42%	6.01%	5.71%	5.90%	6.14%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of delinquent and nonaccrual loans, management determined that the allowance for loan losses was appropriate at December 31, 2006 and 2005. During the year ended December 31, 2006, the Company recorded a provision equal to its charge-offs of $13,540 on a loan secured by a property in Michigan for which the Company agreed to accept repayment for an amount less than its recorded balance. There was no activity in the allowance for loan losses during the year ended December 31, 2005. The balance of the allowance was $40,333 at December 31, 2006 and 2005.

Residential Mortgage Loans

At December 31, 2006, the Company had $346,330,604 invested in Residential Mortgage Loans compared to $376,814,496 at December 31, 2005. During 2006, Residential Mortgage Loan purchases totaled $63,675,650 and principal collections totaled $94,581,175. Management intends to continue to reinvest proceeds received from repayments of loans by making payments of principal on the loan from the Bank or by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At December 31, 2006, the Company had five non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,119,642 (or 0.32% of loans). At December 31, 2005, the Company had three non-accrual loans with an aggregate principal balance of $689,796 (or 0.18% of loans).

At December 31, 2006, the Company had six delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $1,304,688 (or 0.38% of loans). At December 31, 2005, the Company had six delinquent loans with an aggregate principal balance of $1,406,900 (or 0.37% of loans).

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors.”

Based on the outstanding balance of the Company’s Residential Mortgage Loans at December 31, 2006, and the interest rates on such loans, anticipated annual interest income on the Company’s loan portfolio at December 31,

2006, net of interest expense and operating expenses, was approximately 116.6% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

As a result of a decline in market interest rates and in order to increase the funds available to pay dividends on the Series A Preferred Shares, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the year ended December 31, 2006, the Company made principal payments totaling $27,300,000 leaving an unpaid principal balance of $47,700,000 with an interest rate of 6.20%.

An interest rate environment in which there is another decline in market interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

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

Expected Maturity/Repricing Date

(Dollars in thousands)
Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Payment Option ARMs	$ 33,881	$ -	$ -	$ -	$ -	$ -	$ 33,881	$ 34,343
Average Yield	8.12%	-	-	-	-	-	8.12%

One-Year ARMs	5,110	-	-	-	-	-	5,110	5,301
Average Yield	7.65%	-	-	-	-	-	7.65%

Three-Year ARMs	14,942	4,027	2,033	-	-	-	21,002	21,266
Average Yield	7.16%	6.17%	6.62%	-	-	-	6.92%

Five-Year ARMs	68,031	45,307	28,591	45,173	24,332	-	211,434	213,342
Average Yield	6.44%	5.94%	5.96%	5.86%	6.43%	-	6.15%

7/1 ARMs	2,512	-	-	-	-	-	2,512	2,586
Average Yield	7.93%	-	-	-	-	-	7.93%

10/1 ARMs	4,869	2,348	2,605	-	-	-	9,822	9,949
Average Yield	6.77%	6.64%	6.60%	-	-	-	6.70%

15 & 30-Year Fixed Rate	6,467	6,072	5,518	5,020	4,566	34,967	62,610	63,165
Average Yield	6.43%	6.43%	6.43%	6.43%	6.42%	6.38%	6.40%

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

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Mortgage Assets will be funded with the proceeds of principal repayments on the Company’s current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be treated as a REIT for income tax purposes for the foreseeable future. The Company may borrow as it deems necessary.

The following table summarizes the Company’s material contractual cash obligations associated with operating, investing and financing activities as of December 31, 2006:

Principal payments due by period
	Total	Less than 1 year	1-3 years

Long term debt obligations	$ 47,700,000	$ 47,700,000	$ -

RESULTS OF OPERATIONS

Year 2006 Compared to Year 2005

The Company reported net income of $18,230,944 and $18,070,930 for the years ended December 31, 2006 and 2005, respectively. The increase in net income is due primarily to an increase in interest income on Residential Mortgage Loans partially offset by an increase in interest expense.

Total interest income was $23,668,932 and $22,469,755 for the years ended December 31, 2006 and 2005, respectively. Interest income on Residential Mortgage Loans totaled $23,644,671 and $22,444,739 for the years ended December 31, 2006 and 2005, respectively. The increase in interest income on Residential Mortgage Loans was due to an increase in the average yield on Residential Mortgage Loans to 6.42% for 2006 from 6.01% for 2005. The Company would have recorded an additional $54,338 and $11,033 in interest income for the years ended December 31, 2006 and 2005, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $24,261 and $25,016 was recognized on the Company’s interest bearing deposits during the years ended December 31, 2006 and 2005, respectively.

The Company incurred interest expense of $4,124,514 for 2006 and $3,153,396 for 2005. The increase was due to an increase in the average rate paid on the $75,000,000 loan to 5.87% in 2006 from 4.14% in 2005. This was partially offset by a decrease in the average balance of the loan to $68,150,000 in 2006 from $75,000,000 in 2005.

During the year ended December 31, 2006, the Company recorded a provision equal to its charge-offs of $13,540 on a loan secured by a property in Michigan for which the Company agreed to accept repayment for an amount less than its recorded balance. There were no provisions for loan losses during the year ended December 31, 2005.

Operating expenses totaling $1,299,934 and $1,245,429 for the years ended December 31, 2006 and 2005, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees, other loan expenses and general and administrative expenses. Loan servicing fees paid to parent were $904,068 and $911,577 for the years ended December 31, 2006 and 2005, respectively, and were based on a servicing fee rate of 0.250% per annum of the outstanding principal balances of residential mortgage loans, pursuant to the Servicing Agreement. The decrease in servicing fees paid in 2006 resulted from a decrease in the average balance of the Residential Mortgage loan portfolio. Advisory fees paid to parent for the years ended December 31, 2006 and 2005 totaled $200,000 for each period. Directors’ fees paid were $32,000 for the years ended December 31, 2006 and 2005 and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $163,866 and $101,852 for the years ended December 31, 2006 and 2005, respectively. The increase in general and administrative expenses is largely due to an increase in rating agency and independent auditor fees.

During the year ended December 31, 2006, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2006, the Company’s Board of Directors declared cash dividends of $6,230,104, representing $62,301.40 per share of Common Stock, $2,883,841 of which was paid out of the retained earnings of the Company and $3,346,363 of which was treated as a return of capital. On January 16, 2007, the Bank made a $3.3 million capital contribution to the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the “Company,”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

McLean, Virginia

February 20, 2007

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005

ASSETS

Cash and interest-bearing deposits	$ 5,753,475	$ 1,913,298
Residential mortgage loans (net of allowance for loan losses of $40,333 at both year ends)	346,330,604	376,814,496
Accounts receivable from parent	983,467	1,458,559
Accrued interest receivable	1,436,651	1,543,716
Prepaid expenses	39,667	5,000

Total assets	$ 354,543,864	$ 381,735,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loan payable to parent	$ 47,700,000	$ 75,000,000
Accounts payable to others and accrued expenses	14,212	9,624
Accrued interest payable to parent	285,390	319,523
Dividends payable to parent	6,000,000	2,300,000
Dividends payable to others	3,890,625	3,890,625

Total liabilities	57,890,227	81,519,772

Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common Stock, $1 par value 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	281,653,537	284,999,900
Retained Earnings	-	215,297
Total stockholders’ equity	296,653,637	300,215,297

Total liabilities and stockholders’ equity	$ 354,543,864	$ 381,735,069

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Interest income:
Residential mortgage loans	$ 23,644,671	$ 22,444,739	$ 17,383,039
Other	24,261	25,016	11,491
Total interest income	23,668,932	22,469,755	17,394,530

Interest expense	4,124,514	3,153,396	81,500

Net interest income	19,544,418	19,316,359	17,313,030
Provision for loan losses	13,540	-	-
Net interest income after provision for loan losses	19,530,878	19,316,359	17,313,030

Operating expenses:
Loan servicing fees-parent	904,068	911,577	650,912
Advisory fees-parent	200,000	200,000	200,000
Directors’ fees	32,000	32,000	32,751
General and administrative	163,866	101,852	137,009
Total operating expenses	1,299,934	1,245,429	1,020,672

NET INCOME	$ 18,230,944	$ 18,070,930	$ 16,292,358

PREFERRED STOCK DIVIDENDS	15,562,500	15,562,500	15,562,500

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 2,668,444	$ 2,508,430	$ 729,858

AVERAGE COMMON SHARES	100	100	100

EARNINGS PER COMMON SHARE	$ 26,684.44	$ 25,084.30	$ 7,298.58

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2003	$ 15,000,000	$ 100	$ 284,999,900	$ 19,623	$ 300,019,623

Net income	-	-	-	16,292,358	16,292,358
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(742,614)	(742,614)

Balance, December 31, 2004	15,000,000	100	284,999,900	6,867	300,006,867

Net income	-	-	-	18,070,930	18,070,930
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(2,300,000)	(2,300,000)

Balance, December 31, 2005	15,000,000	100	284,999,900	215,297	300,215,297

Net income	-	-	-	18,230,944	18,230,944
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	(3,346,363)	(2,883,741)	(6,230,104)

Balance, December 31, 2006	$ 15,000,000	$ 100	$ 281,653,537	$ -	$ 296,653,637

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net income	$ 18,230,944	$ 18,070,930	$ 16,292,358

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	13,540	-	-
Decrease in accounts receivable from parent	475,092	132,987	163,823
(Increase) decrease in accrued interest receivable	107,065	(196,952)	(315,412)
(Increase) decrease in prepaid expenses	(34,667)	-	1,500
Increase (decrease) in accounts payable to others and accrued expenses	4,588	(31,439)	34,344
Increase (decrease) in accrued interest payable to parent	(34,133)	238,023	81,500

Net cash provided by operating activities	18,762,429	18,213,549	16,258,113

Cash flows from investing activities:

Purchases of residential mortgage loans	(63,675,650)	(151,039,626)	(214,098,734)
Repayments of residential mortgage loans	94,146,002	148,683,773	135,702,833

Net cash provided by (used in) investing activities	30,470,352	(2,355,853)	(78,395,901)

Cash flows from financing activities:

Repayment of (proceeds from) loan payable to parent	(27,300,000)	-	75,000,000
Dividends paid on preferred stock	(15,562,500)	(15,562,500)	(15,562,500)
Dividends paid on common stock	(2,530,104)	(700,000)	(392,614)

Net cash provided by (used in) financing activities	(45,392,604)	(16,262,500)	59,044,886

Net increase (decrease) in cash and cash equivalents	3,840,177	(404,804)	(3,092,902)

Cash and cash equivalents at beginning of year	1,913,298	2,318,102	5,411,004

Cash and cash equivalents at end of year	$ 5,753,475	$ 1,913,298	$ 2,318,102

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period income. The Company had non-accrual loans at December 31, 2006 and 2005 totaling $1,119,642 and $689,796, respectively. The Company would have recorded an additional $54,338 and $11,033 in interest income for the years ended December 31, 2006 and 2005, respectively, had its non-accrual loans been current in accordance with their original terms.

Allowance for Loan Losses:

On a quarterly basis, management reviews the loan portfolio and adjusts the allowance for estimated losses if deemed necessary. An allowance is provided after considering such factors as the economy in lending areas, delinquency statistics and past loss experience. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

Concentrations of Credit:

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area equaled 47.5% of total residential loans at December 31, 2006. In addition, 12.6% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in Washington DC, Maryland, Virginia and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Accounts Receivable from Parent:

Accounts receivable from parent represents principal and interest payments received from borrowers by the Bank as servicer of the mortgage loans. These payments are being held by the servicer in a custodial account pending remittance to the Company. The Company receives remittances from the servicer on a weekly basis. See Note 8.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Income Taxes:

The Company has elected, for Federal income tax purposes, to be treated as a Real Estate Investment Trust (“REIT”) and intends to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company is generally not subject to Federal corporate income taxes on its net income (excluding capital gains) to the extent it distributes at least 100% of its annual REIT taxable income to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the IRC. To remain qualified as a REIT, the Company must (a) distribute each year at least 90% of its “REIT taxable income” (not including capital gains) for that year to stockholders (b) meet certain income tests (c) meet certain asset tests and (d) meet certain ownership tests. Because management of the Company believes it qualifies as a REIT for Federal income tax purposes and it generally intends to fully remit its earnings to the extent of REIT taxable income to its shareholders, no provision for income tax is included in the accompanying financial statements.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (Continued):

The stock ownership test has two components. At least 100 persons must hold shares of capital stock for at least 335 days of the year and no more than 50% of the Company’s capital stock may be owned directly or indirectly by five or fewer individuals during the final six months of the calendar year.

During 2006, the Company met the requirements of each test.

Recently Issued Accounting Standards:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

NOTE 3 – RESIDENTIAL MORTGAGE LOANS:

Residential mortgage loans consist of adjustable-rate mortgages (“ARMs”) and 15 and 30 year fixed-rate mortgages. The ARMs have interest rates which are fixed for an initial period (one month, one year, three years, five years, seven years or ten years) and which adjust thereafter based on the margin, index and frequency, subject to interest rate adjustment caps, all as specified in the related mortgage note. The following table shows the residential mortgage loan portfolio by type at the dates indicated:

	December 31,
	2006	2005
Payment Option ARMs	$ 33,880,718	$ 72,466,980
One-Year ARMs	5,109,950	8,545,766
Three-Year ARMs	21,001,902	25,589,269
Five-Year ARMs	211,433,598	180,269,621
7/1 ARMs	2,512,271	3,559,239
10/1 ARMs	9,822,378	11,376,174
15 & 30 Year Fixed-Rate	62,610,120	75,047,780
Subtotal	346,370,937	376,854,829
Less:
Allowance for loan losses	40,333	40,333
Total	$ 346,330,604	$ 376,814,496

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

During the year ended December 31, 2006, the Company recorded a provision equal to its charge-offs of $13,540 on a loan secured by a property in Michigan for which the Company agreed to accept repayment for an amount less than its recorded balance.

There was no activity in the allowance for loan losses during the years ended December 31, 2005 and 2004. The balance of the allowance for loan losses was $40,333 at December 31, 2006 and 2005.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

During the year ended December 31, 2006, the Company made principal payments totaling $27,300,000, leaving an outstanding principal balance of $47,700,000 at December 31, 2006. The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid at any time. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At December 31, 2006, the interest rate was 6.20%.

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

NOTE 7 - DIVIDENDS:

During the year ended December 31, 2006, the Company’s Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company. The Company's Board of Directors also declared $6,230,104 of common stock dividends $2,883,741 of which was paid out of the retained earnings of the Company and $3,346,363 of which was treated as a return of capital.

Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $6,000,000 were paid subsequent to December 31, 2006.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

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

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the “Servicing Agreement”). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon sixty days’ notice to the servicer and payment of a termination fee. Servicing fees are payable at the annual rate of 0.250% and totaled $904,068, $911,577 and $650,912 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company purchased Residential Mortgage Loans from the Bank totaling $63,675,650 and $151,039,626 for the years ended December 31, 2006 and 2005, respectively.

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the year ended December 31, 2006, the Company made principal payments totaling $27,300,000, leaving an outstanding principal balance of $47,700,000.

The Company had cash balances of $5,753,475 and $1,913,298 as of December 31, 2006 and 2005, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $24,261, $25,016 and $11,491 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company’s assets are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company’s financial instruments, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Comparability among REITs may be difficult due to the range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

December 31, 2006
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 5,753,475	$ 5,753,475
Residential mortgage loans, net	346,330,604	349,952,000

Financial liabilities
Loan payable to parent	$ 47,700,000	$ 47,700,000

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 9 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued):

December 31, 2005
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 1,913,298	$ 1,913,298
Residential mortgage loans, net	376,814,496	389,322,000

Financial liabilities
Loan payable to parent	$ 75,000,000	$ 75,000,000

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2006 and 2005.

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

Loan payable to parent:

The carrying amount of the loan payable to the Bank approximates fair value because the interest rate on the loan changes monthly based on market rates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

NOTE 10 – QUARTERLY FINANCIAL DATA (Unaudited):

The quarterly financial data of the Company herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

	2006 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 5,906,598	$ 5,962,626	$ 6,066,531	$ 5,733,177
Interest expense	(1,008,177)	(1,106,436)	(1,147,388)	(862,513)
Net interest income	4,898,421	4,856,190	4,919,143	4,870,664
Provision for loan losses	-	-	-	(13,540)
Net interest income after provision for loan losses	4,898,421	4,856,190	4,919,143	4,857,124
Operating expenses	(327,764)	(327,012)	(329,384)	(315,774)
Net income	$ 4,570,657	$ 4,529,178	$ 4,589,759	$ 4,541,350
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 680,032	$ 638,553	$ 699,134	$ 650,725
Average common shares	100	100	100	100
Earnings per common share	$ 6,800.32	$ 6,385.53	$ 6,991.34	$ 6,507.25
	2005 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 5,387,772	$ 5,544,819	$ 5,605,619	$ 5,931,545
Interest expense	(638,542)	(735,018)	(844,163)	(935,673)
Operating expenses	(304,658)	(342,808)	(301,089)	(296,874)
Net income	$ 4,444,572	$ 4,466,993	$ 4,460,367	$ 4,698,998
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 553,947	$ 576,368	$ 569,742	$ 808,373
Average common shares	100	100	100	100
Earnings per common share	$ 5,539.47	$ 5,763.68	$ 5,697.42	$ 8,083.73

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on the foregoing, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

During the three months ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors is elected by the Bank, which is the sole holder of common stock of the Company. The holders of the Series A Preferred Shares may elect directors only under certain limited circumstances. See Description Of Series A Preferred Shares – Voting Rights. The Board of Directors met four times during 2006 and all of its members attended at least 80% of the meetings. The Company currently has eight officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company’s current directors and/or executive officers.

Name	Age	Position and Offices Held
B. Francis Saul II	74	Chairman of the Board, President and Chief Executive Officer

Alexander R. M. Boyle	69	Director

Stephen R. Halpin, Jr.	51	Executive Vice President, Chief Financial Officer, Treasurer and Director

Thomas H. McCormick	56	Executive Vice President, General Counsel and Director

N. Alexander MacColl, Jr.	72	Director

H. Gregory Platts	59	Director

24

The following is a summary of the experience of the executive officers and/or directors of the Company:

B. FRANCIS SAUL II has served as Chairman of the Board and Chief Executive Officer of the Company since its formation in 1996. He also serves as Chairman of the Board and Chief Executive Officer of the Bank. He also has been President and Chief Operating Officer of B.F. Saul Company since 1969. Mr. Saul has served as the Chairman of B.F. Saul Real Estate Investment Trust since 1969 and as a trustee since 1964. He is also a director of Derwood Investment Corporation. At December 31, 2006, B.F. Saul Real Estate Investment Trust and Derwood Investment Corporation owned of record 80% and 16%, respectively, of the Bank’s outstanding common stock. Mr. Saul is also Chairman of the Board of Directors of B. F. Saul Advisory Company and Chevy Chase Property Company Limited. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc., a public real estate investment trust. Mr. Saul is the father of B. Francis Saul III, a director of the Bank. Mr. Saul serves as a Trustee of the National Geographic Society and the Johns Hopkins Medicine Board. He also serves as a member of the Trustees Council of the National Gallery of Art and is an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College.

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

THOMAS H. MCCORMICK has served as Director, Executive Vice President and General Counsel of the Company since 2006. He joined the Bank in February 2005 as Executive Vice President and General Counsel. Mr. McCormick is also Senior Vice President and General Counsel and a Director of B. F. Saul Company and Senior Vice President and General Counsel of Saul Centers, Inc. In addition, he is a Trustee of the B. F. Saul Employees Profit Sharing Retirement Trust. Prior to joining the Bank, Mr. McCormick was a senior partner with the law firm Shaw Pittman, LLP, now known as Pillsbury Winthrop Shaw Pittman LLP. He also served as the Chair of Shaw Pittman’s managing board and its Corporate and Securities group.

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

H. GREGORY PLATTS has been a Director since 2003. Mr. Platts currently serves as Senior Vice President and Treasurer of the National Geographic Society. Prior to joining the National Geographic Society in 1980, Mr. Platts served as a trust investment officer with the Union Trust Company and First American Bank in Washington, DC from 1972 until 1978. Mr. Platts currently serves on the board of the Center for the Study of the Presidency, on the advisory board of Decatur House, and the investment committee of St. Albans School. He has served as a director and president of the Washington Society of Investment Analysts, chairman of the American Red Cross Blood Services mid-Atlantic region, and trustee of Westmoreland Congregational Church in Bethesda. He has also served on the boards of the National Presbyterian School, the Edes Home in Georgetown, the Friends of Fort Dupont, and the Bulldog Hockey Club.

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

AUDIT COMMITTEE

The Company’s audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s Independent Directors, H. Gregory Platts and N. Alexander MacColl, Jr. The audit committee met four times during 2006.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2006, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Since the Company’s inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company’s directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2006, each of the Independent Directors earned $6,000 for attending four meetings of the Board of Directors and four meetings of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no compensation plan under which its equity securities are authorized for issuance. The following table sets forth, as of March 15, 2007, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2007.

Names and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class of Outstanding Shares
Chevy Chase Bank, F.S.B.	100	Common - 100%

B. Francis Saul II (2)(3)(4)	100	Common - 100%

Alexander R. M. Boyle (2)	0	0%

Stephen R. Halpin, Jr. (2)(3)	1,000	Preferred - 0.033%

Thomas H. McCormick (2)(3)	0	0%

N. Alexander MacColl, Jr. (2)	0	0%

H. Gregory Platts (2)	0	0%

All directors and executive officers as a group (6 persons)	1,000	Preferred - 0.033%

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

Because of the nature of the Company’s relationship with the Bank and its affiliates, most of the Company’s transactions, including the acquisition of Mortgage Assets, constitute transactions with related persons. It is the Company’s policy that the terms of any financial dealings with the Bank and its affiliates will be no less favorable to the Company than those available from third parties in the mortgage lending industry. In addition, the Company’s Articles of Incorporation, as amended, require that, as long as any Series A Preferred Shares are outstanding, the Independent Directors must approve, in advance, (a) any redemption of any shares of Common Stock and (b) any amendment, modification, termination or election not to renew any of the Advisory Agreement, the Servicing Agreement or the Mortgage Loan Purchase Agreement (collectively, the “Agreements”). Transactions between the Company and the Bank occurring in the normal course of business pursuant to any of the Agreements are not individually reviewed, approved or ratified. The Company has not adopted procedures for review of, or standards for approval of, transactions with other related parties that would be required to be reported under the rules of the Securities and Exchange Commission, but instead will review such transactions on a case-by-case basis. In addition, as a subsidiary of the Bank, certain loans and other transactions between the Company and those other related parties would be subject to regulatory limitations, including a requirement that they be on market terms.

Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2006 totaled $200,000. See “Business - The Advisor.”

The Company purchased Residential Mortgage Loans from the Bank totaling $63,675,650 and $151,039,626 for the years ended December 31, 2006 and 2005, respectively.

The Bank services the Residential Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2006 totaled $904,068. See “Business - Servicing.”

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. During the year ended December 31, 2006, the Company made principal payments totaling $27,300,000, leaving an outstanding principal balance of $47,700,000 at December 31, 2006. The interest rate on the loan at December 31, 2006 was 6.20%. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Ernst & Young LLP has examined the financial statements of the Company for the period from January 1, 2002 to December 31, 2006. Ernst & Young LLP reports to, and is engaged at the direction of, the Audit Committee. The aggregate fees billed by Ernst & Young LLP totaled $54,123 and $33,562 during the years ended December 31, 2006 and 2005, respectively, and consisted solely of audit fees.

The Audit Committee approves, in advance, the engagement of the independent accountants to provide services to the Company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

	(a)1

The following financial statements of the Company are included in Item 8 of this report:

Report of Independent Auditors

Statements of Financial Condition at December 31, 2006 and 2005

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

	10.5

Loan Agreement by and between Chevy Chase Preferred Capital Corporation and Chevy Chase Bank, F.S.B. dated December 20, 2004 (incorporated herein by reference to Exhibit 10.5 of the Company’s 2004 Annual Report on Form 10-K).

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

Exhibit 12.1

CHEVY CHASE PREFERRED CAPITAL CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

AND PREFERRED STOCK DIVIDEND REQUIREMENTS

(in thousands, except ratio data)
As of or for the year ended December 31,

	2006	2005	2004	2003	2002

Net income	$ 18,231	$ 18,071	$ 16,292	$ 15,932	$ 16,497
Fixed charges	-	-	-	-	-
Earnings before fixed charges	$ 18,231	$ 18,071	$ 16,292	$ 15,932	$ 16,497

Fixed charges, as above	$ -	$ -	$ -	$ -	$ -
Preferred stock dividend requirements	15,563	15,563	15,563	15,563	15,563
Fixed charges including preferred stock dividends	$ 15,563	$ 15,563	$ 15,563	$ 15,563	$ 15,563

Ratio of earnings to fixed charges and
Preferred stock dividend requirements	1.17x	1.16x	1.05x	1.02x	1.06x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on March 15, 2007.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

March 21, 2007	By:	/s/ B. Francis Saul II
B. Francis Saul II

Chairman of the Board of Directors,

President and Chief Executive Officer	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alexander R.M. Boyle	Director	March 21, 2007

Alexander R.M. Boyle

/s/ Joel A. Friedman	Senior Vice President	March 21, 2007
Joel A. Friedman	and Controller
(Principal Accounting Officer)

/s/ Stephen R. Halpin, Jr.	Director, Executive Vice President	March 21, 2007
Stephen R. Halpin, Jr.	and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas H. McCormick	Director, Executive Vice President	March 21, 2007
Thomas H. McCormick	and General Counsel

/s/ N. Alexander MacColl, Jr.	Director	March 21, 2007

N. Alexander MacColl, Jr.

/s/ H. Gregory Platts	Director	March 21, 2007
H. Gregory Platts

/s/ B. Francis Saul II	Chairman of the Board of Directors,	March 21, 2007
B. Francis Saul II	President and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2006 of Chevy Chase Preferred Capital Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 21, 2007	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2006 of Chevy Chase Preferred Capital Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 21, 2007	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2006 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 21, 2007	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2006 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 21, 2007	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and

Chief Financial Officer