Form 10-Q
period 2007-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2007-05-14
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:	1

(a)	Statements of Financial Condition as of March 31, 2007 and
December 31, 2006	2

(b)	Statements of Operations for the Three Months Ended
March 31, 2007 and 2006	3

(c)	Statement of Stockholders’ Equity for the Three Months
Ended March 31, 2007	4
(d)	Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006	5

(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These unaudited financial statements and notes should be read in conjunction with the Company’s financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007 (the “2006 10-K”).

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 4,131,630	$ 5,753,475
Residential mortgage loans (net of allowance for
losses of $160,000 and $40,333, respectively)	329,538,638	346,330,604
Accounts receivable from parent	409,650	983,467
Accrued interest receivable	1,394,223	1,436,651
Prepaid expenses	52,896	39,667
Total assets	$ 335,527,037	$ 354,543,864
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loan payable to parent	$ 30,900,000	$ 47,700,000
Accrued interest payable to parent	164,173	285,390
Accounts payable to others and accrued expenses	29,807	14,212
Dividends payable to parent	-	6,000,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	34,984,605	57,890,227

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	281,653,537
Retained earnings	542,432	-
Total stockholders’ equity	300,542,432	296,653,637

Total liabilities and stockholders’ equity	$ 335,527,037	$ 354,543,864

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Interest Income
Residential mortgage loans	$ 5,476,204	$ 5,900,555
Other	5,860	6,043
Total interest income	5,482,064	5,906,598
Interest expense	617,720	1,008,177
Net interest income	4,864,344	4,898,421
Provision for Loan Losses	119,736	-
Net interest income after provision for loan losses	4,744,608	4,898,421

Operating Expenses
Loan servicing fees - parent	207,119	230,271
Advisory fees - parent	50,000	50,000
Directors’ fees	8,000	6,000
General and administrative	46,432	41,493
Total operating expenses	311,551	327,764

NET INCOME	$ 4,433,057	$ 4,570,657

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 542,432	$ 680,032

AVERAGE COMMON SHARES	100	100

EARNINGS PER COMMON SHARE	$ 5,424.32	$ 6,800.32

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2006	$ 15,000,000	$ 100	$ 281,653,537	$ -	$ 296,653,637

Net income	-	-	-	4,433,057	4,433,057
Dividends on Preferred Stock	-	-	-	(3,890,625)	(3,890,625)
Capital Contribution from Parent	-	-	3,346,363	-	3,346,363

Balance, March 31, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ 542,432	$ 300,542,432

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2007	2006
Cash flows from operating activities:

Net income	$ 4,433,057	$ 4,570,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	119,736	-
Decrease in accounts receivable from parent	573,817	424,524
Decrease in accrued interest receivable	42,428	47,548
Increase in prepaid expenses	(13,229)	(53,803)
Increase in accounts payable to others and accrued expenses	15,595	21,561
Increase (decrease) in accrued interest payable to parent	(121,217)	34,394
Net cash provided by operating activities	5,050,187	5,044,881

Cash flows from investing activities:
Purchases of residential mortgage loans	-	(17,689,956)
Repayments of residential mortgage loans	16,672,230	21,489,546
Net cash provided by investing activities	16,672,230	3,799,590

Cash flows from financing activities:
Repayment of loan payable to parent	(16,800,000)	-
Capital contribution from parent	3,346,363	-
Dividends paid on preferred stock	(3,890,625)	(3,890,625)
Dividends paid on common stock	(6,000,000)	(2,300,000)
Net cash used in financing activities	(23,344,262)	(6,190,625)

Net increase in cash and cash equivalents	(1,621,845)	2,653,846
Cash and cash equivalents at beginning of period	5,753,475	1,913,298
Cash and cash equivalents at end of period	$ 4,131,630	$ 4,567,144

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

The accompanying financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and notes normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Form 10-K of the Company for the year ended December 31, 2006.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 on January 1, 2007, had no impact on the Company's financial condition or results of operations.

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

	March 31, 2007		December 31, 2006
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 31,159,429	8.11%	$ 33,880,718	8.12%
One-year ARMs	4,618,768	7.82%	5,109,950	7.65%
Three-year ARMs	20,451,406	6.96%	21,001,902	6.92%
Five-year ARMs	201,812,869	6.14%	211,433,598	6.15%
7/1 ARMs	2,500,458	7.94%	2,512,271	7.93%
10/1 ARMs	9,580,995	6.70%	9,822,378	6.70%
Fixed-rate	59,574,713	6.40%	62,610,120	6.40%
Total	329,698,638	6.48%	346,370,937	6.48%
Less:
Allowance for loan losses	160,000		40,333

Total	$329,538,638		$ 346,330,604

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - PREFERRED STOCK:

Cash dividends on the Company’s 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Series A Preferred Shares”) are payable quarterly in arrears. The liquidation value of each Series A Preferred Share is $50 plus accrued and unpaid dividends. The Series A Preferred Shares are redeemable at the option of the Company. Except under certain limited circumstances, the holders of the Series A Preferred Shares have no voting rights. The Series A Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events relating to the Bank.

NOTE 4 - DIVIDENDS:

During three months ended March 31, 2007, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 16, 2007.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. During the March 2007 quarter, the Company made principal payments totaling $16,800,000, leaving an outstanding principal balance of $30,900,000. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At March 31, 2007, the interest rate was 6.17%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at March 31, 2007, and the interest rates on such loans, anticipated annual income on the Company’s loan portfolio, net of interest expense and operating expenses, was approximately 116.5% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares. As of March 31, 2007, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.48%.

Residential Mortgage Loans

At March 31, 2007 and December 31, 2006, the Company had $329,538,638 and $346,330,604, respectively, net of allowance for loan losses, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the three months ended March 31, 2007, Residential Mortgage Loan principal collections of $16,672,230 were used to repay principal on the loan from the Bank. Management intends to continue to reinvest proceeds received from repayments of loans by making payments of principal on the loan from the Bank or by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At March 31, 2007, the Company had six non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,368,568 (or 0.42% of loans). At December 31, 2006, the Company had five non-accrual loans with an aggregate principal balance of $1,119,642 (or 0.32% of loans).

At March 31, 2007, the Company had seven delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $1,705,486 (or 0.52% of loans). At December 31, 2006, the Company had six delinquent loans with an aggregate principal balance of $1,304,688 (or 0.38% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of various factors, including estimated exposures in delinquent and non-accrual loans, management increased the allowance for loan losses by $119,736 during the current quarter. Over the last four quarters, non-accrual loans have increased to $1,368,568 at March 31, 2007, from $512,812 at March 31, 2006 a 166.9% increase. The activity in the allowance for loan losses during the three months ended March 31, 2007 and 2006 is as follows.

	Three Months Ended
	March 31,
	2007	2006
Beginning Balance	$ 40,333	$ 40,333
Provision for loan losses	119,736	-
Charge-offs	(69)	-
Ending Balance	$ 160,000	$ 40,333

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2006 10-K.

As a result of a decline in market interest rates and in order to increase the funds available to pay dividends on the Series A Preferred Shares, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the quarter ended March 31, 2007, the Company made principal payments totaling $16,800,000 leaving an unpaid principal balance of $30,900,000 with an interest rate of 6.17%.

Another decline in market interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk and has no current plans to do so.

There have been no material changes to the Company’s market risk disclosures from the disclosures made in the 2006 10-K.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 48.0% of the Company’s total loans at March 31, 2007. In addition, 13.0% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Mortgage Assets will be funded with the proceeds of principal repayments on the Company’s current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements, to continue to make additional payments of principal on the loan from the Bank, and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated annual income, based on the mortgage loan portfolio at March 31, 2007, is 116.5% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of March 31, 2007.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2007, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the three month periods ended March 31, 2007 or 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three months ended March 31, 2007 (the “2007 quarter”) and 2006 (the “2006 quarter”), the Company reported net income of $4,433,057 and $4,570,657, respectively, a decrease of 3.0%. The decrease in net income is primarily attributable to decreased interest income on Residential Mortgage Loans, which was mostly offset by decreased interest expense.

Net interest income decreased $34,077 in the 2007 quarter. The Company would have recorded an additional $18,679 in interest income for the 2007 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,482,064 for the 2007 quarter compared to $5,906,598 for the 2006 quarter, or a decrease of 7.2%. Interest income on Residential Mortgage Loans totaled $5,476,204 for the 2007 quarter compared to $5,900,555 for the 2006 quarter, or a decrease of 7.19%. The decrease in interest income was the result of a decrease in average balances of the Residential Mortgage Loan portfolio to $338,769,895 in the 2007 quarter from $373,746,643 in the 2006 quarter, partially offset by an increase in the average yield on such loans to 6.48% in the 2007 quarter from 6.32% in the 2006 quarter.

Other interest income of $5,860 and $6,043 was recognized on the Company’s interest-bearing deposits during the 2007 and 2006 quarters, respectively.

During the 2007 and 2006 quarters, the Company incurred interest expense totaling $617,720 and $1,008,177, respectively, a decrease of 38.7%, related to the Company’s loan from the Bank. The decrease was due to a decrease in the average balance to $37,033,333 in the 2007 quarter from $75,000,000 in the 2006 quarter resulting from the Company’s repayment of a portion of the loan. This was partially offset by an increase in the average interest rate to 6.18% in the 2007 quarter from 4.93% in the 2006 quarter.

A provision for loan losses of $119,736 was recorded for the three months ended March 31, 2007. There was no provision for loan losses during the 2006 quarter.

Operating expenses totaling $311,551 and $327,764 for the 2007 and 2006 quarters, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $207,119 and $230,271 for the 2007 and 2006 quarters, respectively. Advisory fees paid to parent for the three months ended March 31, 2007 and 2006 totaled $50,000 for each quarter. Directors’ fees paid were $8,000 and $6,000 for the 2007 and 2006 quarters, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $46,432 and $41,493 for the 2007 and 2006 quarters, respectively, or an increase of 11.9%, primarily due to increases in rating agency and external auditor fees.

During the 2007 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock, which were paid out of the retained earnings of the Company on April 16, 2007.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

During the three months ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A. Risk Factors

There were no changes from the December 31, 2006 Form 10-K.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

May 14, 2007	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 14, 2007	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

May 14, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

May 14, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer