Form 10-Q
period 2007-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2007-08-13
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of July 31, 2007. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:	1

(a)	Statements of Financial Condition as of June 30, 2007 and
December 31, 2006	2

(b)	Statements of Operations for the Three and Six Months Ended
June 30, 2007 and 2006	3

(c)	Statement of Stockholders’ Equity for the Six Months
Ended June 30, 2007	4
(d)	Statements of Cash Flows for the Six Months Ended
June 30, 2007 and 2006	5

(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 4,176,344	$ 5,753,475
Residential mortgage loans (net of allowance for
losses of $160,000 and $40,333, respectively)	307,456,709	346,330,604
Real estate acquired in settlement of loans, net	116,117	-
Accounts receivable from parent	459,516	983,467
Accrued interest receivable	1,405,213	1,436,651
Prepaid expenses	34,208	39,667
Total assets	$ 313,648,107	$ 354,543,864

                LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loan payable to parent	$ 8,500,000	$ 47,700,000
Accrued interest payable to parent	43,704	285,390
Accounts payable to others and accrued expenses	45,462	14,212
Dividends payable to parent	-	6,000,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	12,479,791	57,890,227

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	281,653,537
Retained earnings	1,168,316	-
Total stockholders’ equity	301,168,316	296,653,637

Total liabilities and stockholders’ equity	$ 313,648,107	$ 354,543,864

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Interest Income
Residential mortgage loans	$ 5,126,731	$ 5,954,881	$ 10,602,935	$ 11,855,436
Other	4,590	7,745	10,450	13,788
Total interest income	5,131,321	5,962,626	10,613,385	11,869,224
Interest expense - parent	291,412	1,106,436	909,132	2,114,613
Net interest income	4,839,909	4,856,190	9,704,253	9,754,611
Provision for Loan Losses	13,960	-	133,696	-
Net interest income after provision for loan losses	4,825,949	4,856,190	9,570,557	9,754,611

Operating Expenses
Loan servicing fees - parent	192,905	225,651	400,024	455,922
Advisory fees - parent	50,000	50,000	100,000	100,000
Directors’ fees	8,000	10,000	16,000	16,000
General and administrative	58,535	41,361	104,967	82,854
Total operating expenses	309,440	327,012	620,991	654,776

NET INCOME	$ 4,516,509	$ 4,529,178	$ 8,949,566	$ 9,099,835

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625	7,781,250	7,781,250

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 625,884	$ 638,553	$ 1,168,316	$ 1,318,585

AVERAGE COMMON SHARES	100	100	100	100

EARNINGS PER COMMON SHARE	$ 6,258.84	$ 6,385.53	$ 11,683.16	$ 13,185.85

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2006	$ 15,000,000	$ 100	$ 281,653,537	$ -	$ 296,653,637

Net income	-	-	-	8,949,566	8,949,566
Dividends on Preferred Stock	-	-	-	(7,781,250)	(7,781,250)
Capital Contribution from Parent	-	-	3,346,363	-	3,346,363

Balance, June 30, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ 1,168,316	$ 301,168,316

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2007	2006
Cash flows from operating activities:

Net income	$ 8,949,566	$ 9,099,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	133,696	-
(Increase) decrease in accounts receivable from parent	523,951	(578,771)
(Increase) decrease in accrued interest receivable	31,438	(1,751)
(Increase) decrease in prepaid expenses	5,459	(32,689)
Increase in accounts payable to others and accrued expenses	31,250	10,190
Increase (decrease) in accrued interest payable to parent	(241,686)	62,545
Net cash provided by operating activities	9,433,674	8,559,359

Cash flows from investing activities:
Purchases of residential mortgage loans	-	(53,603,094)
Repayments of residential mortgage loans	38,624,082	53,721,913
Net cash provided by investing activities	38,624,082	118,819

Cash flows from financing activities:
Repayment of loan payable to parent	(39,200,000)	-
Capital contribution from parent	3,346,363	-
Dividends paid on preferred stock	(7,781,250)	(7,781,250)
Dividends paid on common stock	(6,000,000)	(2,530,104)
Net cash used in financing activities	(49,634,887)	(10,311,354)

Net decrease in cash and cash equivalents	(1,577,131)	(1,633,176)
Cash and cash equivalents at beginning of period	5,753,475	1,913,298
Cash and cash equivalents at end of period	$ 4,176,344	$ 280,122

Supplemental disclosures of non-cash activities:
Loans receivable transferred to real estate acquired in settlement of loans	$ 116,117	$ -

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally insured stock savings bank, owns all of the Company’s common stock. At June 30, 2007 the Bank’s capital ratios exceeded the ratios established for “well-capitalized” institutions under Office of Thrift Supervision regulations.

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

	June 30, 2007		December 31, 2006
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 25,265,848	8.10%	$ 33,880,718	8.12%
One-year ARMs	4,100,956	7.92%	5,109,950	7.65%
Three-year ARMs	18,536,047	6.88%	21,001,902	6.92%
Five-year ARMs	192,239,353	6.15%	211,433,598	6.15%
7/1 ARMs	2,381,619	7.99%	2,512,271	7.93%
10/1 ARMs	8,972,748	6.73%	9,822,378	6.70%
Fixed-rate	56,120,138	6.41%	62,610,120	6.40%
Total	307,616,709	6.45%	346,370,937	6.48%
Less:
Allowance for loan losses	160,000		40,333

Total	$307,456,709		$ 346,330,604

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

NOTE 4 - DIVIDENDS:

During three and six months ended June 30, 2007, the Company’s Board of Directors declared cash dividends of $3,890,625 and $7,781,250, respectively, on the Company's preferred stock. Dividends were paid on April 16, 2007 and July 16, 2007.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

The loan requires no payment of principal until it matures on August 31, 2007, but can be prepaid without penalty at any time. During the six months ended June 2007, the Company made principal payments totaling $39,200,000, leaving an unpaid principal balance of $8,500,000 at June 30, 2007. Interest is payable monthly at a variable rate equal to the sum of one-month LIBOR plus 0.85%. At June 30, 2007, the interest rate was 6.17%.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at June 30, 2007, and the interest rates on those loans, anticipated annual income on the Company’s loan portfolio, net of interest expense and operating expenses, was approximately 116.9% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares. As of June 30, 2007, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.45%.

Residential Mortgage Loans

At June 30, 2007 and December 31, 2006, the Company had $307,456,709 and $346,330,604, respectively, net of allowance for loan losses, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the six months ended June 30, 2007, Residential Mortgage Loan principal collections of $38,624,082 were used to repay principal on the loan from the Bank. Management intends to continue to reinvest proceeds received from repayments of loans by making payments of principal on the loan from the Bank or by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At June 30, 2007, the Company had six non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,033,914 (or 0.34% of loans). At December 31, 2006, the Company had five non-accrual loans with an aggregate principal balance of $1,119,642 (or 0.32% of loans).

At June 30, 2007, the Company had eight delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $1,840,122 (or 0.60% of loans). At December 31, 2006, the Company had six delinquent loans with an aggregate principal balance of $1,304,688 (or 0.38% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of various factors, including estimated exposures in delinquent and non-accrual loans, management increased the allowance for loan losses by $119,667 during the previous quarter. The amount of the allowance in June 30, 2007 was unchanged from the prior quarter. Over the last four quarters, non-accrual loans have increased to $1,033,914 at June 30, 2007, from $405,242 at June 30, 2006, a 155.1% increase. The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning Balance	$ 160,000	$ 40,333	$ 40,333	$ 40,333
Provision for loan losses	13,960	-	133,696	-
Charge-offs	(13,960)	-	(14,029)	-
Ending Balance	$ 160,000	$ 40,333	$ 160,000	$ 40,333

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2006 10-K.

As a result of a decline in market interest rates and in order to increase the funds available to pay dividends on the Series A Preferred Shares, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the six months ended June 30, 2007, the Company made principal payments totaling $39,200,000 leaving an unpaid principal balance of $8,500,000 with an interest rate of 6.17%.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 48.5% of the Company’s total loans at June 30, 2007. In addition, 13.2% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Mortgage Assets as Mortgage Assets held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Mortgage Assets will be funded with the proceeds of principal repayments on the Company’s current portfolio of Mortgage Assets. The Company does not anticipate that it will have any material capital expenditures. The Company believes that the cash generated from the payment of principal and interest on its Mortgage Asset portfolio will provide sufficient funds to meet its operating requirements, to continue to make additional payments of principal on the loan from the Bank, and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated annual income, based on the mortgage loan portfolio at June 30, 2007, is 116.9% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of June 30, 2007.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of June 30, 2007, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the six month periods ended June 30, 2007 or 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

During the three months ended June 30, 2007 (the “2007 quarter”) and 2006 (the “2006 quarter”), the Company reported net income of $4,516,509 and $4,529,178, respectively, a decrease of 0.3%. The slight decrease in net income is primarily attributable to decreased interest income on Residential Mortgage Loans, which was mostly offset by decreased interest expense.

Net interest income decreased $16,281 in the 2007 quarter. The Company would have recorded an additional $20,734 in interest income for the 2007 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $5,131,321 for the 2007 quarter compared to $5,962,626 for the 2006 quarter, or a decrease of 13.9%. Interest income on Residential Mortgage Loans totaled $5,126,731 for the 2007 quarter compared to $5,954,881 for the 2006 quarter, or a decrease of 13.9%. Average balances of the Residential Mortgage Loan portfolio decreased to $317,788,944 in the 2007 quarter from $372,421,256 in the 2006 quarter, but was partially offset by an increase in the average yield on those loans to 6.45% in the 2007 quarter from 6.39% in the 2006 quarter.

Other interest income of $4,590 and $7,745 was recognized on the Company’s interest-bearing deposits during the 2007 and 2006 quarters, respectively.

During the 2007 and 2006 quarters, the Company incurred interest expense totaling $291,412 and $1,106,436, respectively, a decrease of 73.7%, related to the Company’s loan from the Bank. The decrease was due to a decrease in the average balance to $14,766,667 in the 2007 quarter from $75,000,000 in the 2006 quarter as a result of the Company’s repayments of a significant portion of the loan. This was partially offset by an increase in the average interest rate to 6.17% in the 2007 quarter from 5.84% in the 2006 quarter.

A provision for loan losses of $13,960, equal to the amount of charge-offs for the quarter, was recorded for the three months ended June 30, 2007. There was no provision for loan losses and no charge-offs during the 2006 quarter.

Operating expenses totaling $309,440 and $327,012 for the 2007 and 2006 quarters, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $192,905 and $225,651 for the 2007 and 2006 quarters, respectively. Advisory fees paid to parent totaled $50,000 for both the 2007 quarter and 2006 quarter. Directors’ fees paid were $8,000 and $10,000 for the 2007 and 2006 quarters, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $58,535 and $41,361 for the 2007 and 2006 quarters, respectively, or an increase of 41.5%, primarily due to increases in rating agency and external auditor fees.

During the 2007 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock, which were paid out of the retained earnings of the Company on July 16, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

During the six months ended June 30, 2007 (the “2007 period”) and 2006 (the “2006 period”), the Company reported net income of $8,949,566 and $9,099,835, respectively, or a decrease of 1.65%. The slight decrease in net income is primarily attributable to decreased interest income on Residential Mortgage Loans, which was mostly offset by decreased interest expense.

Net interest income decreased $50,356 (or 0.5%) in the 2007 period. The Company would have recorded an additional $39,413 in interest income for the 2007 period had its non-accrual loans been current in accordance with their original terms.

Total interest income was $10,613,385 for the 2007 period compared to $11,869,224 for the 2006 period, a decrease of 10.6%. Interest income on Residential Mortgage Loans totaled $10,602,936 for the 2007 period, compared to $11,855,436 for the 2006 period, a decrease of 10.6%. Average balances of the Residential Mortgage loan portfolio decreased to $328,279,419 in the 2007 period from $373,083,949 in the 2006 period, but was partially offset by an increase in the average yield on those loans to 6.45% in the 2007 period from 6.36% in the 2006 period.

Other interest income of $10,450 and $13,788 was recognized on the Company’s interest-bearing deposits during the 2007 and 2006 periods, respectively.

During the 2007 and 2006 periods, the Company incurred interest expense totaling $909,132 and $2,114,613, respectively, related to the Company’s loan from the Bank. The decrease was due to a decrease in the average balance to $25,900,000 in the 2007 period from $75,000,000 in the 2006 period resulting from the Company’s repayments of a significant portion of the loan. This was partially offset by an increase in the average interest rate to 6.17% in the 2007 period from 5.51% in the 2006 period.

A provision for loan losses of $133,696 or $119,667 in excess of charge-offs was recorded for the 2007 period. There was no provision for loan losses and no charge-offs recorded for the 2006 period.

Operating expenses totaling $620,991 and $654,776 for the 2007 and 2006 periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent were $400,024 and $455,922 for the 2007 and 2006 periods, or a decrease of 12.3%. Advisory fees paid to parent for the 2007 and 2006 periods totaled $100,000 for each period. Directors’ fees paid for the 2007 and 2006 periods totaled $16,000 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $104,967 and $82,854 for the 2007 and 2006 periods, respectively, or an increase of 26.7%, primarily due to increases in rating agency fees and external auditor fees.

During the 2007 period, the Company's Board of Directors declared cash dividends of $7,781,250 on the Company’s preferred stock out of retained earnings of the Company.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

During the three months ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A. Risk Factors

There are no material changes to the disclosure regarding risk factors set forth in the December 31, 2006 Form 10-K.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

August 13, 2007	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Director, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

August 13, 2007	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2007 of Chevy Chase Preferred Capital Corporation;
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

August 13, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended June 30, 2007 of Chevy Chase Preferred Capital Corporation;
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

August 13, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer