Form 10-Q
period 2007-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2007-11-13
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:	1

(a)	Statements of Financial Condition as of September 30, 2007 and
December 31, 2006	2

(b)	Statements of Operations for the Three and Nine Months Ended
September 30, 2007 and 2006	3

(c)	Statement of Stockholders’ Equity for the Nine Months
Ended September 30, 2007	4
(d)	Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and 2006	5

(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 4,957,597	$ 5,753,475
Residential mortgage loans (net of allowance for
losses of $160,000 and $40,333, respectively)	298,019,982	346,330,604
Real estate acquired in settlement of loans, net	116,117	-
Accounts receivable from parent	1,220,266	983,467
Accrued interest receivable	1,359,457	1,436,651
Prepaid expenses	15,521	39,667
Total assets	$ 305,688,940	$ 354,543,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Loan payable to parent	$ -	$ 47,700,000
Accrued interest payable to parent	-	285,390
Accounts payable to others and accrued expenses	314	14,212
Dividends payable to parent	-	6,000,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	3,890,939	57,890,227

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	281,653,537
Retained earnings	1,798,001	-
Total stockholders’ equity	301,798,001	296,653,637

Total liabilities and stockholders’ equity	$ 305,688,940	$ 354,543,864

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Interest Income
Residential mortgage loans	$ 4,823,979	$ 6,062,952	$ 15,426,914	$ 17,918,388
Other	3,967	3,579	14,418	17,367
Total interest income	4,827,946	6,066,531	15,441,332	17,935,755
Interest expense - parent	27,559	1,147,388	936,692	3,262,001
Net interest income	4,800,387	4,919,143	14,504,640	14,673,754
Provision for loan losses	-	-	133,696	-
Net interest income after provision for loan losses	4,800,387	4,919,143	14,370,944	14,673,754

Operating Expenses
Loan servicing fees - parent	184,487	226,070	584,511	681,992
Advisory fees - parent	50,000	50,000	150,000	150,000
Directors’ fees	8,000	8,000	24,000	24,000
General and administrative	37,590	45,314	142,557	128,167
Total operating expenses	280,077	329,384	901,068	984,159

NET INCOME	$ 4,520,310	$ 4,589,759	$ 13,469,876	$ 13,689,595

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625	11,671,875	11,671,875

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 629,685	$ 699,134	$ 1,789,001	$ 2,017,720

AVERAGE COMMON SHARES	100	100	100	100

EARNINGS PER COMMON SHARE	$ 6,296.85	$ 6,991.34	$ 17,980.01	$ 20,177.20

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2006	$ 15,000,000	$ 100	$ 281,653,537	$ -	$ 296,653,637

Net income	-	-	-	13,469,876	13,469,876
Dividends on Preferred Stock	-	-	-	(11,671,875)	(11,671,875)
Capital contribution from parent	-	-	3,346,363	-	3,346,363

Balance, September 30, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ 1,798,001	$ 301,798,001

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2007	2006
Cash flows from operating activities:

Net income	$ 13,469,876	$ 13,689,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	133,696	-
(Increase) decrease in accounts receivable from parent	(236,799)	988,858
(Increase) decrease in accrued interest receivable	77,194	(40,724)
(Increase) decrease in prepaid expenses	24,146	(13,575)
Increase (decrease) in accounts payable to others and accrued expenses	(13,898)	23,303
Increase (decrease) in accrued interest payable to parent	(285,390)	26,396
Net cash provided by operating activities	13,168,825	14,673,853

Cash flows from investing activities:
Purchases of residential mortgage loans	(3,825,596)	(65,133,686)
Repayments of residential mortgage loans	51,886,405	75,627,817
Net cash provided by investing activities	48,060,809	10,494,131

Cash flows from financing activities:
Repayment of loan payable to parent	(47,700,000)	(9,700,000)
Capital contribution from parent	3,346,363	-
Dividends paid on preferred stock	(11,671,875)	(11,671,875)
Dividends paid on common stock	(6,000,000)	(2,530,104)
Net cash used in financing activities	(62,025,512)	(23,901,979)

Net increase (decrease) in cash and cash equivalents	(795,878)	1,266,005
Cash and cash equivalents at beginning of period	5,753,475	1,913,298
Cash and cash equivalents at end of period	$ 4,957,597	$ 3,179,303

Supplemental disclosures of non-cash activities:
Loans receivable transferred to real estate acquired in settlement of loans	$ 116,117	$ -

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally insured stock savings bank, owns all of the Company’s common stock. At September 30, 2007 the Bank’s capital ratios exceeded the ratios established for “well-capitalized” institutions under Office of Thrift Supervision regulations.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 on January 1, 2007, had no impact on the Company's financial condition or results of operations.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – RESIDENTIAL MORTGAGE LOANS (Continued):

	September 30, 2007		December 31, 2006
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 21,622,582	8.23%	$ 33,880,718	8.12%
One-year ARMs	3,940,583	7.89%	5,109,950	7.65%
Three-year ARMs	17,665,890	6.84%	21,001,902	6.92%
Five-year ARMs	189,439,510	6.16%	211,433,598	6.15%
7/1 ARMs	2,035,718	7.93%	2,512,271	7.93%
10/1 ARMs	8,856,602	6.75%	9,822,378	6.70%
Fixed-rate	54,619,097	6.41%	62,610,120	6.40%
Total	298,179,982	6.45%	346,370,937	6.48%
Less:
Allowance for loan losses	160,000		40,333

Total	$298,019,982		$ 346,330,604

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

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2007, the Company’s Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company's preferred stock. Dividends were paid on April 16, 2007, July 16, 2007 and October 15, 2007.

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan was secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

During the three months ended September 30, 2007, the Company repaid the remaining balance of $8,500,000 on the loan. During the nine months ended September 30, 2007, the Company made principal payments totaling $47,700,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at September 30, 2007, and the interest rates on those loans, anticipated annual income on the Company’s loan portfolio, net of interest expense and operating expenses, was approximately 116.6% of the projected annual dividend of $15,562,500 to be paid on the Series A Preferred Shares. As of September 30, 2007, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.45%.

Residential Mortgage Loans

At September 30, 2007 and December 31, 2006, the Company had $298,019,982 and $346,330,604, respectively, net of allowance for loan losses, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the nine months ended September 30, 2007, Residential Mortgage Loan principal collections of $51,886,405 were used to repay the remaining balance on the loan from the Bank and to purchase $3,825,596 of additional Residential Mortgage Loans from the Bank. Management intends to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At September 30, 2007, the Company had seven non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,736,294 (or 0.58% of loans). At December 31, 2006, the Company had five non-accrual loans with an aggregate principal balance of $1,119,642 (or 0.32% of loans).

At September 30, 2007, the Company had eight delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $2,414,923 (or 0.81% of loans). At December 31, 2006, the Company had six delinquent loans with an aggregate principal balance of $1,304,688 (or 0.38% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of various factors, including estimated exposures in delinquent and non-accrual loans, management increased the allowance for loan losses in the March 2007 quarter to $160,000. There was no change in the amount of the allowance in the current quarter. Although delinquent and non-accrual loans have increased in recent periods, a review of the underlying collateral led to management’s conclusion that the GVA is adequate at September 30, 2007. The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$ 160,000	$ 40,333	$ 40,333	$ 40,333
Provision for loan losses	-	-	133,696	-
Charge-offs	-	-	(14,029)	-
Ending Balance	$ 160,000	$ 40,333	$ 160,000	$ 40,333

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2006 10-K.

As a result of a decline in market interest rates and in order to increase the funds available to pay dividends on the Series A Preferred Shares, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan was secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusted monthly based on changes in one-month LIBOR. The remaining balance of $8,500,000 on the loan was repaid in full during August 2007.

A decline in market interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk and has no current plans to do so.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 50.3% of the Company’s total loans at September 30, 2007. In addition, 13.2% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Residential Mortgage Loans as Residential Mortgage Loans held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Residential Mortgage Loans will be funded with the proceeds of principal repayments on the Company’s current portfolio of Residential Mortgage Loans. The Company does not anticipate that it will have any material capital expenditures for the foreseeable future. The Company believes that the cash generated from the payment of principal and interest on its Residential Mortgage Loan portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated annual income, based on the mortgage loan portfolio at September 30, 2007, is 116.6% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of September 30, 2007.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2007, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the nine month periods ended September 30, 2007 or 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

During the three months ended September 30, 2007 (the “2007 quarter”) and 2006 (the “2006 quarter”), the Company reported net income of $4,520,310 and $4,589,759, respectively, a decrease of 1.5%. The slight decrease in net income is primarily attributable to decreased interest income on Residential Mortgage Loans, which was mostly offset by decreased interest expense.

Net interest income decreased $118,756 in the 2007 quarter. The Company recorded $14,755 in interest income on non-accrual loans during the quarter due to the repayment in full of two non-accrual loans and the reinstatement to accrual status of one non-accrual loan. The Company would have recorded an additional $6,288 in interest income for the 2007 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $4,827,946 for the 2007 quarter compared to $6,066,531 for the 2006 quarter, a decrease of 20.4%. Interest income on Residential Mortgage Loans totaled $4,823,979 for the 2007 quarter compared to $6,062,952 for the 2006 quarter, a decrease of 20.4%. The average balance of the Residential Mortgage Loan portfolio decreased to $301,912,533 in the 2007 quarter from $372,774,881 in the 2006 quarter because principal collections were used to repay the Company’s loan from the Bank. The average yield on those loans also decreased to 6.45% in the 2007 quarter from 6.51% in the 2006 quarter.

Other interest income of $3,967 and $3,579 was recognized on the Company’s interest-bearing deposits during the 2007 and 2006 quarters, respectively.

During the 2007 and 2006 quarters, the Company incurred interest expense totaling $27,559 and $1,147,388, respectively, a decrease of 97.6%, related to the Company’s loan from the Bank. The decrease was due to a decrease in the average balance of the Company’s loan from the Bank to $400,000 in the 2007 quarter from $69,900,000 in the 2006 quarter as a result of the Company’s repayments of the loan, coupled with a decrease in the average interest rate to 6.17% in the 2007 quarter from 6.21% in the 2006 quarter.

There were no provisions for loan losses and no charge-offs during the 2007 and 2006 quarters.

Operating expenses totaling $280,077 and $329,384 for the 2007 and 2006 quarters, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent decreased to $184,487 for the 2007 quarter from $226,070 for the 2006 quarter due to a decrease in the average balance of the Residential Mortgage Loan portfolio. Advisory fees paid to parent totaled $50,000 for both the 2007 quarter and 2006 quarter. Directors’ fees paid were $8,000 for both the 2007 and 2006 quarters and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $37,590 and $45,314 for the 2007 and 2006 quarters, respectively, or a decrease of 17.0%, primarily due to a decrease in external auditor fees.

During the 2007 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock, which were paid out of the retained earnings of the Company on October 15, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007 (the “2007 period”) and 2006 (the “2006 period”), the Company reported net income of $13,469,876 and $13,689,595, respectively, a decrease of 1.6%. The slight decrease in net income is primarily attributable to decreased interest income on Residential Mortgage Loans, which was mostly offset by decreased interest expense.

Net interest income decreased $169,114 (or 1.2%) in the 2007 period. The Company would have recorded an additional $49,091 in interest income for the 2007 period had its non-accrual loans been current in accordance with their original terms.

Total interest income was $15,441,332 for the 2007 period compared to $17,935,755 for the 2006 period, a decrease of 13.9%. Interest income on Residential Mortgage Loans totaled $15,426,914 for the 2007 period, compared to $17,918,388 for the 2006 period, a decrease of 13.9%. The average balance of the Residential Mortgage loan portfolio decreased to $319,490,457 in the 2007 period from $372,980,927 in the 2006 period because principal collections were used to repay the Company’s loan from the Bank. This was partially offset by an increase in the average yield on those loans to 6.44% in the 2007 period from 6.41% in the 2006 period.

Other interest income of $14,418 and $17,367 was recognized on the Company’s interest-bearing deposits during the 2007 and 2006 periods, respectively.

During the 2007 and 2006 periods, the Company incurred interest expense totaling $936,692 and $3,262,001, respectively, related to the Company’s loan from the Bank. The decrease was due to a decrease in the average balance of the Company’s loan from the Bank to $17,400,000 in the 2007 period from $73,300,000 in the 2006 period resulting from the Company’s repayments of the loan. This was partially offset by an increase in the average interest rate to 6.17% in the 2007 period from 5.80% in the 2006 period.

A provision for loan losses of $133,696 was recorded for the 2007 period. There was no provision for loan losses recorded for the 2006 period.

Operating expenses totaling $901,068 and $984,159 for the 2007 and 2006 periods, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent decreased to $584,511 for the 2007 period from $681,992 for the 2006 period, a decrease of 14.3% due to a decrease in the average balance of the Residential Mortgage Loan portfolio. Advisory fees paid to parent for the 2007 and 2006 periods totaled $150,000 for each period. Directors’ fees paid for the 2007 and 2006 periods totaled $24,000 for each period, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $142,557 and $128,167 for the 2007 and 2006 periods, respectively, or an increase of 11.2%, primarily due to increases in rating agency fees and external auditor fees.

During the 2007 period, the Company's Board of Directors declared cash dividends of $11,671,875 on the Company’s preferred stock out of retained earnings of the Company.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

During the three months ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A. Risk Factors

As a result of recent developments in the residential mortgage markets, we are adding the following supplement to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Continued deteriorating conditions in the U.S. housing markets may lead to increased losses on loans.

Deteriorating conditions in the U.S. housing market during recent periods have resulted in increased balances of non-accrual loans and increased levels of losses reported by owners of mortgage loans. The combination of lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates has exerted downward pressure on housing prices in many parts of the country, resulting in declining home price appreciation rates in many markets and absolute declines in property values in certain markets. Faced with these conditions, and increases in their monthly payments due to interest rate or other adjustments to their loans, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. In addition, as lenders tighten underwriting guidelines for loan products offered and adjust loan pricing to reflect market conditions, refinancing is made more difficult. Although these conditions have thus far had only a relatively minor effect on the Company, if market conditions in the U.S. housing market continue to deteriorate, our financial results could be adversely impacted.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

November 13, 2007	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Director, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 13, 2007	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2007 of Chevy Chase Preferred Capital Corporation;
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

November 13, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2007 of Chevy Chase Preferred Capital Corporation;
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

November 13, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2007	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2007	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer