Form 10-K
period 2007-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2008-03-24
CIK 1021179

____________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[	]	Accelerated filer[	]	Non-accelerated filer[ X ]	Smaller reporting company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes[	]	No [ X ]

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of March 15, 2008. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

	Critical Accounting Policies.................................................................................	20
	Allowance for Loan Losses..................................................................................	20
	Residential Mortgage Loans.................................................................................	20
	Real Estate Acquired in Settlement of Loans..............................................................	21
	Interest Rate Risk..............................................................................................	21
	Significant Concentration of Credit Risk..................................................................	22
	Liquidity and Capital Resources............................................................................	22
	Results of Operations............................................................................................	23
	Year 2007 Compared to Year 2006........................................................................	23
	Year 2006 Compared to Year 2005........................................................................	24
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........	25
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................	F-1
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................	26
Item 9A.	CONTROLS AND PROCEDURES........................................................................	26
Item 9B.	OTHER INFORMATION....................................................................................	26

	PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................	26
	Directors and Executive Officers..............................................................................	26
	Code of Business Conduct......................................................................................	28
	Audit Committee.................................................................................................	28
	Section 16(a) Beneficial Ownership Reporting Compliance...............................................	28
Item 11.	EXECUTIVE COMPENSATION..........................................................................	29
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........................	29
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................	29
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES................................................	30

	PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES..............................................	31

PART I

ITEM 1.	BUSINESS

GENERAL

Chevy Chase Preferred Capital Corporation (the “Company”) is a Maryland corporation which acquires, holds and manages real estate mortgage assets (“Mortgage Assets”). The Company has elected to be treated as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and generally will not be subject to federal income tax to the extent that it distributes its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Chevy Chase Bank, F.S.B., a federally chartered and federally insured stock savings bank (the “Bank”). As of December 31, 2007, the Bank was in compliance with its regulatory capital requirements. The Bank services the Company’s Residential Mortgage Loans (as defined below) and administers the day-to-day operations of the Company. The Company has outstanding 3,000,000 shares of 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the “Series A Preferred Shares”). The Series A Preferred Shares are listed on the New York Stock Exchange (symbol CCP-PrA).

DIVIDEND COVERAGE

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at December 31, 2007, and the interest rates on those loans, the Company anticipates that annual income, net of interest expense and operating expenses, on the Company’s loan portfolio will be approximately 114.3% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

MORTGAGE ASSETS

Loan Portfolio Composition

The Company’s current portfolio of Mortgage Assets consists of loans secured by first mortgages or deeds of trust (“Mortgage Loans”) on single-family residential real estate properties (“Residential Mortgage Loans”). The following table sets forth information concerning the Company’s Residential Mortgage Loans as of December 31, 2007 and December 31, 2006. All of the Mortgage Loans were acquired from the Bank. A description of the types of Residential Mortgage Loans included in the Company’s portfolio follows the table.

	Residential Mortgage Loan Portfolio
	December 31,
	2007			2006
Type	Aggregate Principal Balance	Weighted Average Yield	Percent to Total	Aggregate Principal Balance	Weighted Average Yield	Percent to Total
Payment Option ARMs	$ 15,364,697	7.98%	5.2%	$ 33,880,718	8.12%	9.8%
One-Year ARMs	3,808,186	7.65%	1.3%	5,109,950	7.65%	1.5%
Three-Year ARMs	17,315,273	6.76%	5.8%	21,001,902	6.92%	6.1%
Five-Year ARMs	196,054,307	6.19%	66.3%	211,433,598	6.15%	61.0%
7/1 ARMs	2,025,360	7.86%	0.7%	2,512,271	7.93%	0.7%
10/1 ARMs	8,215,892	6.80%	2.8%	9,822,378	6.70%	2.8%
15 & 30 Year Fixed-Rate	52,951,803	6.41%	17.9%	62,610,120	6.40%	18.1%
	295,735,518	6.40%	100%	346,370,937	6.48%	100.0%
Less:
Allowance for loan losses	160,000			40,333
Total	$295,575,518			$346,330,604

During the year ended December 31, 2007, the Company used principal collections totaling $70,956,034 to purchase $21,200,366 of Residential Mortgage loans from the Bank and to repay $47,700,000 of borrowings from the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Residential Mortgage Loans.”

Eighty-two percent of the Residential Mortgage Loans included in the Company’s portfolio at December 31, 2007 bear interest at adjustable rates. The interest rate on an adjustable rate mortgage (“ARM”) resets periodically based on an index (such as the London Interbank Offered Rate (“LIBOR”) or the interest rate on United States Treasury Securities). ARMs are typically subject to lifetime interest rate caps and may be subject to periodic interest rate adjustment caps. As of December 31, 2007, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.40%. For the year ended December 31, 2007, the weighted average yield was 6.42%.

The interest rate on each type of ARM included in the Company’s portfolio adjusts at the time (the “Rate Adjustment Date”) and in the manner described below. If specified in the related mortgage note, an ARM may be subject to lifetime interest rate adjustment caps, to minimum interest rates and to maximum periodic adjustment increases or decreases. Information set forth below regarding interest rate adjustment caps and minimum interest rates applies to the current portfolio only. Residential Mortgage Loans purchased by the Company after December 31, 2007 may be subject to different terms.

Each ARM bears interest at its initial interest rate until the first Rate Adjustment Date. On each Rate Adjustment Date, the monthly payment on an ARM will be adjusted based on the ARM type. For all ARMs other than those that provide the borrower with a variety of payment options (“Payment Option ARMs”), on each Rate Adjustment Date the payment is re-calculated to an amount that will fully amortize the then-outstanding principal balance of the loan over its remaining term to stated maturity. Most Payment Option ARMs allow the borrower to make a minimum payment, which can be less than the amount of interest actually due. This minimum payment is re-calculated when the loan reaches the maximum negative amortization threshold or on the dates specified in the note. The minimum payment on some Payment Option ARMs is equal to the amount of interest due (interest-only payment) and changes each month. Certain ARMs contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term. If an ARM is converted into a fixed-rate loan, the interest rate on the fixed-rate loan will be determined at the time of conversion as specified in the mortgage note and will remain fixed at that rate for the remaining term of the loan. The Company’s current policy is to retain these fixed-rate loans in its portfolio. All Residential Mortgage Loans included in the portfolio allow the mortgagor to repay, at any time, some or all of the outstanding principal balance of the loan, although some loans provide for payment of a fee or penalty if prepaid in full up to three years after origination.

Payment Option ARMS. Payment Option ARMs have interest rates that adjust monthly on each Rate Adjustment Date as specified in the related mortgage note to a rate equal to the sum (rounded as specified in the note) of the index and the related margin, subject to certain limitations. The initial payment on each Payment Option ARM is based on an initial interest rate, which is lower, and may be significantly lower, than the sum of the index and the margin. No Payment Option ARM contains a periodic interest rate adjustment cap; however, the interest rate may not exceed the maximum interest rate specified for such Payment Option ARM in the related mortgage note. The amount of the minimum monthly payment due on most Payment Option ARMs adjusts, on the dates and in the manner specified in the related mortgage note, to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the interest rate applicable. The minimum payment on some Payment Option ARMs is equal to the amount of interest due (interest-only payment) and changes each month. The option to make an interest-only payment on these loans terminates with the 61st monthly payment, at which time the minimum payment adjusts to an amount that would fully amortize the outstanding principal balance of the mortgage loan over its remaining term to maturity at the then-current interest rate.

The Company’s Payment Option ARMs provide the borrower with a variety of monthly payment options. At December 31, 2007, approximately $13.9 million of the Company’s Payment Option ARMs have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During 2007, the

Company collected $0.4 million of deferred interest on its Payment Option ARMs. At December 31, 2007, approximately $0.6 million of cumulative deferred interest was due on these loans. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10%. The minimum payment required on the remaining $1.5 million of Payment Option ARMs is an interest only payment.

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

Three-Year ARM. Each three-year ARM bears interest at a rate that is fixed for the first 36 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, and a lifetime interest rate adjustment cap. Most of these loans allow the borrowers to make an interest-only payment during the fixed period.

Five-Year ARM. Each five-year ARM bears interest at a rate that is fixed for the first 60 monthly payments and adjusts on the date specified in the related mortgage note, and periodically thereafter, to a rate equal to the then-current applicable index plus the margin set forth in such mortgage note, subject to a maximum periodic interest rate increase or decrease, and a lifetime interest rate adjustment cap. Most of these loans allow the borrowers to make an interest-only payment during the fixed period. Certain of these loans contain an option, which may be exercised by the mortgagor, to convert the ARM into a fixed-rate loan for the remainder of the mortgage term.

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

Investment Policy

General. The Company currently intends to maintain at least 95% of its portfolio in Mortgage Assets consisting of either Residential Mortgage Loans or investment grade mortgage-backed securities representing interests in pools of Mortgage Loans (“Mortgage-Backed Securities”) and may invest up to 5% of its portfolio in Mortgage Loans secured by commercial real estate properties or multi-family properties (“Commercial Mortgage Loans”) or in other assets eligible to be held by a REIT, cash and cash equivalents. The Company’s current policy prohibits the acquisition of any Mortgage Loan or any interest in a Mortgage Loan (other than an interest resulting from the acquisition of Mortgage-Backed Securities) if the Mortgage Loan (i) is delinquent in the payment of principal and interest; (ii) is or was at any time during the preceding 12 months (a) classified, (b) in nonaccrual status or (c) renegotiated due to the financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in the payment of principal or interest. Loans that are in “non-accrual status” are generally loans that are past due 90 days or more in principal or interest, and “classified” loans are generally troubled loans which are deemed substandard or doubtful with respect to collectibility.

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

Loan Payable to Parent

On December 20, 2004, the Company borrowed $75,000,000 from the Bank. The Company used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan was secured by a portion of the Residential Mortgage Loan portfolio. Interest on the loan adjusted monthly based on one-month LIBOR plus a specified margin and was payable monthly.

During the year ended December 31, 2007, the Company repaid the remaining balance of $47,700,000 on the loan.

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

Geographic Distribution

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 54.5% of total loans at December 31, 2007. In addition, 12.0% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in the Washington, DC metropolitan area and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio. See “Risk Factors – Continued deteriorating conditions in the U.S. housing markets may lead to increased losses on loans.”

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

The Company can terminate the Servicing Agreement without cause, provided it gives at least sixty days’ notice to the Servicer and pays a termination fee.

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

Under Office of Thrift Supervision (“OTS”) regulations, the Bank is required to apply to the OTS for approval to make any capital distribution, regardless of size, if the Bank does not qualify for expedited treatment under OTS regulations. Dividends on the Series A Preferred Shares are not treated as capital distributions for the purposes of these regulations, provided the Bank remains “well capitalized” after the payment. At December 31, 2007, the Bank’s capital ratios exceeded the ratios established for “well capitalized” institutions under OTS regulations.

THE BANK

The Bank is a federally chartered and federally insured stock savings bank which, at December 31, 2007, was conducting business from 288 full-service offices, including 54 grocery store banking centers, and over 1,000 automated teller machines in Maryland, Virginia, Delaware and the District of Columbia. The Bank’s home office is located in McLean, Virginia and its executive offices are located in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly-owned subsidiary also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and nine mortgage loan production offices in the mid-Atlantic region. At December 31, 2007, the Bank had total assets of $15.3 billion, total deposits of $11.1 billion and total stockholders’ equity of $826.7 million. Based on total assets at December 31, 2007, the Bank is the largest full-service bank headquartered in the Washington, DC metropolitan area.

The Company is a subsidiary of the Bank and, therefore, federal regulatory authorities have the right to examine the Company and its activities. Payment of dividends on the Series A Preferred Shares could be subject to regulatory limitations if after the payment the Bank was not “well capitalized” under OTS regulations. See “Risk Factors – Our ability to pay dividends could be affected by regulatory restrictions on our operations.”

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

The Advisor and its affiliates have substantial experience in the mortgage lending industry, both in the origination and in the servicing of mortgage loans. At December 31, 2007, the Advisor and its affiliates owned approximately $8.3 billion of residential mortgage loans, including all of the Company’s Residential Mortgage Loans. In their residential mortgage loan business, the Advisor and its affiliates originate and purchase residential mortgage loans. A portion of those loans are sold to investors, primarily in the secondary market, generally on a servicing retained basis. The Advisor and its affiliates may purchase servicing rights on residential mortgage loans. Including loans serviced for its own portfolio and loans serviced for the Company, the Advisor and its affiliates serviced residential mortgage loans having an aggregate principal balance of approximately $21.2 billion as of December 31, 2007.

The Advisory Agreement had an initial term of three years and is renewed automatically for additional one-year periods unless notice of nonrenewal is delivered to the Advisor by the Company. The Advisory Agreement may be terminated by the Company at any time upon sixty days’ prior written notice. As long as any Series A Preferred Shares remain outstanding, any decision by the Company either to not renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Independent Directors (as defined below under “Market for Registrant’s Common Equity and Related Stockholder Matters”). The Advisor is entitled to receive an annual advisory fee equal to $200,000, payable in equal quarterly installments, with respect to the advisory and management services provided to the Company. See “Certain Relationships and Related Transactions.”

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

At December 31, 2007, the Company had no debt outstanding. The Company does not currently intend to incur additional indebtedness, however, the organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, that the Company might incur. The Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money in excess of 25% of the Company’s total stockholders’ equity, including intercompany advances made by the Bank to the Company.

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

The Company may redeem its Series A Preferred Shares subject to payment of a redemption premium which declines annually over each of the next four years. See “Redemption.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Company did not elect fair value treatment for any assets.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial condition or results of operations.

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

EMPLOYEES

The Company has eight officers. The executive officers of the Company are described further below under “Directors and Executive Officers of the Registrant – Directors and Officers.” The Company does not anticipate that it will require any additional employees because it has retained the Advisor to administer the day-to-day activities of the Company pursuant to the Advisory Agreement. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and obtains audited financial statements that are separate from those of the Bank or any of the Bank’s other affiliates.

COMPETITION

The Company does not anticipate that it will engage in the business of originating Residential Mortgage Loans. It does anticipate that it will purchase Mortgage Assets in addition to those in the current loan portfolio and that all such Mortgage Assets will be purchased from the Bank or affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets. However, the Bank and its affiliates face competition with these types of entities in originating the residential mortgage loans that the Company purchases from the Bank. The Bank’s major competition comes from local, regional, national and international financial institutions and other providers of financial services.

ENVIRONMENTAL MATTERS

In the event that the Company is forced to foreclose on a defaulted Mortgage Loan to recover its investment in such Mortgage Loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. See “Risk Factors – Environmental liabilities could reduce the value of the properties securing a defaulted Mortgage Loan, which could require us to make significant expenditures or make it difficult or impossible to sell the properties.”

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

On March 11, 2008, the Company’s Board of Directors declared a cash dividend of $1,896.60 per share of Common Stock, which was paid out of retained earnings of the Company and which was treated, for tax purposes, as a distribution made for 2007. Including this dividend, the Company will have distributed 100% of its REIT taxable income to its stockholders in 2007. During the year ended December 31, 2006, the Company distributed over 100% of its REIT taxable income to its stockholders.

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

During 2007, the Company met the requirements of each test.

ITEM 1A.	RISK FACTORS

Continued deteriorating conditions in the U.S. housing markets and the general economy may lead to increased losses on loans.

Deteriorating conditions in the U.S. housing market and the general economy during recent periods have resulted in increased balances of non-accrual loans and increased levels of losses reported by owners of mortgage loans. The combination of lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates has exerted downward pressure on housing prices in many parts of the country, including markets such as the Washington, DC area and California in which the Company has a significant concentration of its residential mortgage loans. As a result, property values have declined in most markets. Faced with these conditions, and increases in their monthly payments due to interest rate or other adjustments to their loans, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. In addition, as lenders tighten underwriting guidelines for loan products offered and adjust loan pricing to reflect market conditions, refinancing is made more difficult. Although these conditions have thus far had only a relatively minor effect on the Company, if market conditions in the U.S. housing market continue to deteriorate, our financial results could be adversely impacted.

If our allowance for losses is not sufficient to absorb losses in our loan portfolio, it will adversely affect our financial condition and results of operations and may affect our ability to pay dividends.

Some borrowers may not repay loans that we make to them. We record on our financial statements an allowance for possible losses from our loan portfolio, which reflects management’s best estimates of losses, both known and inherent, in the portfolio. However, we cannot predict losses with certainty. It is possible that we will suffer losses in excess of our allowance for losses, or that future evaluations of our asset portfolio will require significant increases in the allowance for losses as a result of changes in economic conditions, regulatory examinations or our own internal review process. In this event, our financial condition and results of operations will be adversely affected, and our ability to pay dividends may also be affected.

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

Payment of dividends on the Series A Preferred Shares could also be subject to regulatory limitations if after the payment the Bank were not “well capitalized” for purposes of the OTS prompt corrective action regulations, which is currently defined as having a total risk-based capital ratio of less than 10.0%, a Tier 1 risk-based capital ratio of less than 6.0% and a core capital (or leverage) ratio of less than 5.0%, and not being subject to a regulatory action requiring maintenance of a specific capital level. At December 31, 2007, the Bank’s total risk-based capital ratio was 10.97%, its Tier 1 risk-based capital ratio was 8.84% and its core capital (or leverage) ratio was 5.88%, and the Bank was not subject to any such regulatory action. The Bank’s ability to maintain well-capitalized status depends on a number of factors, many of which, such as general economic conditions, are beyond its control.

If the Automatic Exchange (as discussed in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) occurs, the Bank would likely be prohibited from paying dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank’s ability to pay dividends would be subject to various restrictions under OTS regulations and certain contractual provisions.

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

Certain geographic regions of the United States may from time to time experience natural disasters or weaker regional economic conditions and housing markets, and, consequently, may experience higher rates of loss and delinquency on Mortgage Loans generally. Any concentration of the Mortgage Loans in such a region may present risks in addition to those present for Mortgage Loans generally. Residential Mortgage Loans secured by properties located in the Washington, DC metropolitan area equaled 54.5% of total loans at December 31, 2007. In addition, 12.0% of the Residential Mortgage Loans are secured by properties located in California. Consequently, these Mortgage Assets may be subject to a greater risk of default than other comparable Mortgage Assets in the event of adverse economic, political or business developments or natural hazards that may affect those regions and the ability of property owners in those regions to make payments of principal and interest on the underlying mortgages.

Because our income consists primarily of interest payments on our Mortgage Assets, a decline in interest rates could reduce our income and affect our ability to pay dividends.

Our income consists primarily of interest payments on the Mortgage Assets we hold. A majority (or 82.1%) of our Mortgage Assets bear interest at adjustable rates. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Mortgage Assets are based), then we may experience a decrease in income available to be distributed to our stockholders. In such an interest rate environment, we may experience an increase in prepayments on our Mortgage Assets and may find it difficult to purchase additional Mortgage Assets bearing rates sufficient to support payment of dividends on our Series A Preferred Shares. In addition, certain Mortgage Asset products which we may purchase may permit the borrower to convert an adjustable rate mortgage to a fixed rate mortgage. Borrowers may be more likely to exercise this right in a low interest rate environment in order to “lock in” a low fixed interest rate. Because the rate at which dividends, if, when and as declared, are payable on the Series A Preferred Shares is fixed, a significant decline in interest rates could adversely affect our ability to pay dividends on the Series A Preferred Shares.

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

Our “payment option” mortgage loans subject us to additional risks.

Some of our loans permit borrowers to defer payment of principal and/or interest. Some of these loans also have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Others allow the borrower to make an interest only payment. These features, coupled with the adjustable interest rates on these loans, could cause borrowers’ payments to increase substantially. In the absence of offsetting factors, such as higher wages or rising property values, those increased payments could result in higher defaults and require increases in our allowance for loan losses. If all borrowers with payment option ARMs choose to pay only the minimum payment, approximately 25 loans with aggregate outstanding balances of $5.1 million, would reach their payment recast ceiling during 2008 (assuming LIBOR rates remain unchanged from levels at December 31, 2007) and, as a result, the payment amount would increase to a fully amortizing payment. In addition, approximately 40 payment option ARMs, with aggregate outstanding balances of $16.8 million, will reach their payment recast date during 2008 and, as a result, the payment amount would increase to a fully amortizing payment. The potential for significant increases in the payments required to be made by these borrowers, coupled with the relative complexity of these products when compared to traditional mortgage loans, could subject us to increased litigation risk, particularly in an environment of rising interest rates and declining property values.

These loans also can result, under certain circumstances, in our recognition as interest income payments that have not yet been made by the borrowers, which may lead to future losses if the borrowers ultimately fail to make those payments. At December 31, 2007, cumulative deferred interest totaled $0.6 million, but this amount could increase in the future.

We may experience delays in liquidating defaulted Mortgage Loans which may affect our financial condition.

Even assuming that the mortgaged properties underlying our Mortgage Loans provide adequate security for those Mortgage Loans (an assumption which may not be accurate in many situations under current market conditions), substantial delays could be encountered in connection with the liquidation of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by us. An action to foreclose on a mortgaged property securing a Mortgage Loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if defenses or counterclaims are asserted, which can sometimes require several years to complete. Furthermore, in some states (not including Washington, DC, Maryland or Virginia) an action to obtain a deficiency judgment is not permitted following a nonjudicial sale of a mortgaged property. In the event of a default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Servicers of our Mortgage Loans will be entitled to deduct from collections received all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, including legal fees and costs of legal action, real estate taxes and maintenance and preservation expenses, thereby reducing amounts available to us.

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

We operate so as to qualify as a REIT under the Code. Although we believe that we are owned and organized and operate in such a manner, no assurance can be given that we will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances, not entirely within our control, may affect our ability to remain qualified as a REIT. Although we are not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect our ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

The Board of Directors has established our investment policies and operating policies and strategies. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of our stockholders, including holders of the Series A Preferred Shares. We cannot assure you that any change in our policies and strategies will have a positive effect on holders of Series A Preferred Shares.

Because we have not obtained third party valuations of Mortgage Assets we have purchased and we have not engaged in arms’-length negotiations with the Bank or its affiliates, we cannot assure that the purchase prices paid do not differ from the fair value of the Mortgage Assets purchased.

We, along with the Bank, intend that the fair value of the Mortgage Assets we purchase from the Bank to be approximately equal to the amount that we paid for such assets. However, no third party valuations of the Mortgage Assets constituting the portfolio were obtained, and there can be no assurance that the fair value of the portfolio does not differ from the purchase price we paid. In addition, we do not anticipate obtaining third party valuations in connection with future acquisitions and dispositions of Mortgage Assets even in circumstances where one of our affiliates is selling the Mortgage Assets to, or purchasing the Mortgage Assets from, us. Accordingly, although we and the Bank intend that future acquisitions or dispositions of Mortgage Assets be on a fair value basis, there can be no assurance that the consideration to be paid (or received) by us to (or from) the Bank or any of its affiliates in connection with future acquisitions or dispositions of Mortgage Assets will not differ from the fair value of such Mortgage Assets.

Upon the occurrence of the Exchange Event, your investment in us will be converted to an investment in the Bank and thus, you will subject to risks related to owning interests in the Bank.

Our Series A Preferred Shares will be exchanged automatically on a one-for-one basis for Bank Preferred Shares upon the occurrence of the Exchange Event. Consequently, an investment in Series A Preferred Shares could be replaced by an investment in Bank Preferred Shares at a time when the Bank’s financial condition is deteriorating or when the Bank has been placed into conservatorship or receivership. In addition, although the Series A Preferred Shares are listed on the NYSE, the Bank has not applied and does not intend to apply for listing of the Bank Preferred Shares, for which the Series A Preferred Shares will be exchanged automatically on a one-for-one basis upon the occurrence of the Exchange Event, on any national securities exchange or for quotation of the Bank Preferred Shares through the National Association of Securities Dealers Automated Quotation System. Consequently, there can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained. Potential investors in the Series A Preferred Shares, therefore, should carefully consider the risks related to an investment in the Bank summarized below and more fully described in the Bank’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Office of Thrift Supervision including, but not limited to, the following:

•	risks related to the current turmoil in the mortgage markets;
•	risks related to the continued deteriorating conditions in the U.S. housing markets;
•

risks related to changes in interest rates and other market conditions including risks relating to the valuation of the Bank’s interest-only strips and mortgage servicing rights, which are based on various assumptions concerning prepayment and default rates;

•	risks related to the Bank’s “payment option” and interest-only adjustable rate mortgage loans;
•	risks related to the Bank’s dependence on asset securitizations for additional liquidity;
•	risks related to legislative and regulatory actions and restrictions, including restrictions on the payment of dividends and the Bank’s ability to satisfy regulatory capital requirements;
•	risks related to increased competition in the financial services industry and in the Bank’s local markets;
•	risks related to the Bank’s reliance on non-interest income, including gains from securitization transactions, for a significant portion of its revenue;

•	risks related to the sufficiency of the Bank’s allowance for losses;
•	risks related to the Bank’s shareholders, including its tax sharing arrangement with B. F. Saul Real Estate Investment Trust; and
•	risks related to the Bank’s concentration of business in the Washington, DC metropolitan area.

ITEM 1B.	DISCLOSURE OF OUTSTANDING COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DESCRIPTION OF COMMON STOCK

General

In connection with the formation of the Company in 1996, the Company issued 100 shares of Common Stock to the Bank for $1,000. There is no established public trading market for the Common Stock. As of March 15, 2008, there were 100 issued and outstanding shares of Common Stock held by one stockholder, the Bank.

Dividends

The following table reflects the distributions declared by the Company on the Common Stock for the two most recent years. For a discussion of the Company’s distribution policy with respect to the Common Stock, see “Business – Dividend Policy.”

Period	Distributions	Payment Date
January 1, 2006 to March 31, 2006	$ 230,104	April 17, 2006
April 1, 2006 to June 30, 2006	-	N/A
July 1, 2006 to September 30, 2006	-	N/A
October 1, 2006 to December 31, 2006	6,000,000	January 16, 2007
January 1, 2007 to March 31, 2007	-	N/A
April 1, 2007 to June 30, 2007	-	N/A
July 1, 2007 to September 30, 2007	-	N/A
October 1, 2007 to December 31, 2007	2,300,000	January 15, 2008

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

DESCRIPTION OF SERIES A PREFERRED SHARES

Market Information and Dividends

The Series A Preferred Shares are listed on the New York Stock Exchange under the trading symbol “CCP-PrA.” As of February 13, 2008, there were 3,000,000 issued and outstanding Series A Preferred Shares held by approximately 130 holders of record. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for each quarter during the two most recent years. The table also indicates the distributions declared by the Company during these periods. For a discussion of the Company’s distribution policy with respect to the Series A Preferred Shares, see “Business – Dividend Policy.”

	Price
Period	High	Low	Distributions	Payment Date
January 1, 2006 to March 31, 2006	$ 56.25	$ 53.50	$ 3,890,625	April 17, 2006
April 1, 2006 to June 30, 2006	54.48	52.50	3,890,625	July 17, 2006
July 1, 2006 to September 30, 2006	55.05	52.75	3,890,625	October 16, 2006
October 1, 2006 to December 31, 2006	54.55	52.60	3,890,625	January 16, 2007
January 1, 2007 to March 31, 2007	54.89	52.59	3,890,625	April 16, 2007
April 1, 2007 to June 30, 2007	54.81	52.92	3,890,625	July 16, 2007
July 1, 2007 to September 30, 2007	54.10	51.81	3,890,625	October 15, 2007
October 1, 2007 to December 31, 2007	53.40	50.12	3,890,625	January 15, 2008

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

If, at the time of any annual meeting of the Company’s stockholders for the election of directors, the Company has failed to pay or declare and set aside for payment a quarterly dividend during any of the four preceding quarterly dividend periods on any series of Preferred Stock of the Company, including the Series A Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two (if not already increased by two due to a default in preference dividends), and the holders of the Series A Preferred Shares, voting together with the holders of all other series of Preferred Stock as a single class, will be entitled to elect such two additional directors to serve on the Company’s Board of Directors at each such annual meeting. Each director elected by the holders of shares of the Preferred Stock shall continue to serve as such director until the later of (i) the expiration of the full term for which he or she shall have been elected or (ii) the payment of four quarterly dividends on the Preferred Stock, including the Series A Preferred Shares.

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

	As of or for the year ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA:

Interest income	$ 20,184,783	$ 23,668,932	$ 22,469,755	$ 17,394,530	$ 17,035,160
Interest expense	(936,692)	(4,124,514)	(3,153,396)	(81,500)	-
Net interest income	19,248,091	19,544,418	19,316,359	17,313,030	17,035,160
Provision for loan losses	(226,353)	(13,540)	-	-	-
Net interest income after provision for loan losses	19,021,738	19,530,878	19,316,359	17,313,030	17,035,160
Operating expenses	(1,189,415)	(1,299,934)	(1,245,429)	(1,020,672)	(1,103,037)
Net income	$ 17,832,323	$ 18,230,944	$ 18,070,930	$ 16,292,358	$ 15,932,123
Earnings available to common Stockholders	$ 2,269,823	$ 2,668,444	$ 2,508,430	$ 729,858	$ 369,623
Earnings per common share	$ 22,698.23	$ 26,684.44	$ 25,084.30	$ 7,298.58	$ 3,696.23

DIVIDENDS DECLARED:

Dividends on common stock	$ 2,300,000	$ 6,230,104	$ 2,300,000	$ 742,614	$ 350,000
Dividends on preferred stock	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500	$ 15,562,500

BALANCE SHEET DATA:

Residential mortgage loans, net	$ 295,575,518	$ 346,330,604	$ 376,814,496	$ 374,458,643	$ 296,062,742
Total assets	$ 306,180,428	$ 354,543,864	$ 381,735,069	$ 379,720,055	$ 304,266,967
Loan payable to parent	$ -	$ 47,700,000	$ 75,000,000	$ 75,000,000	$ -
Total stockholders’ equity	$ 299,969,823	$ 296,653,637	$ 300,215,297	$ 300,006,867	$ 300,019,623
Number of preferred shares Outstanding	3,000,000	3,000,000	3,000,000	3,000,000	3,000,000
Number of common shares Outstanding	100	100	100	100	100
Average yield on residential mortgage loans	6.42%	6.42%	6.01%	5.71%	5.90%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Loan Losses

Management reviews the loan portfolio to establish an allowance for estimated losses if deemed necessary. Management performs a quarterly analysis to determine whether an allowance for loan loss is required, and an allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of delinquent and nonaccrual loans, management increased the allowance for loan losses to $160,000 during the year ended December 31, 2007 by recording a provision of $119,667 in excess of charge-offs. During the year ended December 31, 2006, the Company recorded a provision equal to its charge-offs of $13,540 on a loan secured by a property in Michigan for which the Company agreed to accept repayment in an amount less than its recorded balance.

The activity in the allowance for loan losses is shown in the following table.

	Year Ended
	December 31,
	2007	2006
Beginning Balance	$ 40,333	$ 40,333
Provision for loan losses	226,353	13,540
Charge-offs	(106,686)	(13,540)
Ending Balance	$ 160,000	$ 40,333

Residential Mortgage Loans

At December 31, 2007, the Company had $295,575,518 invested in Residential Mortgage Loans compared to $346,330,604 at December 31, 2006. During the year ended December 31, 2007, the Company used principal collections totaling $70,956,034 to purchase $21,200,366 of Residential Mortgage Loans from the Bank and to repay $47,700,000 of borrowings from the Bank. The decision to reduce the Company’s Residential Mortgage Loan portfolio through repayment of the Bank’s loan was based on management’s determination that interest rates had returned to a level sufficient to provide adequate coverage without the need to maintain the portfolio beyond its historical level. Management intends to continue to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At December 31, 2007, the Company had five non-accrual loans (loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $1,815,511 (or 0.61% of loans). At December 31, 2006, the Company had five non-accrual loans with an aggregate principal balance of $1,119,642 (or 0.32% of loans).

At December 31, 2007, the Company had nine delinquent loans (loans delinquent 30-89 days) with an aggregate principal balance of $3,822,833 (or 1.29% of loans). At December 31, 2006, the Company had six delinquent loans with an aggregate principal balance of $1,304,688 (or 0.38% of loans).

Real Estate Acquired in Settlement of Loans

At December 31, 2007, the Company’s real estate acquired in settlement of loans (“REO”) totaled $656,948 and consisted of four properties. There were no REO properties at December 31, 2006. The increase during the year is a result of increasing foreclosures due to continued softening in the housing market.

Interest Rate Risk

The Company’s income consists primarily of interest payments on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. Certain Residential Mortgage Loans which the Company holds allow borrowers to convert an ARM to a fixed-rate mortgage, thus “locking in” a fixed interest rate at a time when interest rates have declined. In addition, when interest rates decline, holders of fixed-rate mortgages are more likely to prepay such mortgages. In recent periods, primarily as a result of a decline in interest rates, the Company has experienced an increase in prepayments on its Residential Mortgage Loans. See “Risk Factors – Because our income consists primarily of interest payments on our Mortgage Assets, a decline in interest rates could reduce our income and affect our ability to pay dividends.”

Based on the outstanding balance of the Company’s Residential Mortgage Loans at December 31, 2007, and the interest rates on such loans, anticipated annual interest income on the Company’s loan portfolio at December 31, 2007, net of operating expenses, was approximately 114.3% of the projected annual dividend of $15,562,500 on the Series A Preferred Shares.

As a result of a decline in market interest rates and in order to increase the funds available to pay dividends on the Series A Preferred Shares, the Company borrowed $75,000,000 from the Bank in December 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan was secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR. During the year ended December 31, 2007, the Company repaid the remaining balance of $47,700,000 on the loan.

An interest rate environment in which there is a decline in market interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk.

The following table stratifies the Company’s loan portfolio by type and calendar year based on the earlier of the next interest rate adjustment or estimated principal payments, including both contractual and anticipated prepayment amounts. Prepayment rates are assumed for the Company’s loans based on recent actual and market experience. Fair value is estimated using discounted cash flow analyses based on contractual repayment and estimated prepayment schedules. The discount rates used in these analyses are based either on the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest earning operating costs, or the interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Because fair value is estimated as of the balance sheet date, the amount which would actually be realized or paid upon settlement could be significantly different.

Expected Maturity/Repricing Date
(Dollars in thousands)

	Year Ending December 31,							Fair Value at December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total

Payment Option ARMs	$ 15,365	$ -	$ -	$ -	$ -	$ -	$ 15,365	$ 15,459
Average Yield	7.98%	-	-	-	-	-	7.98%

One-Year ARMs	3,808	-	-	-	-	-	3,808	3,963
Average Yield	7.65%	-	-	-	-	-	7.65%

Three-Year ARMs	13,627	3,448	240	-	-	-	17,315	17,675
Average Yield	6.76%	6.43%	6.30%	-	-	-	6.76%

Five-Year ARMs	58,815	34,302	58,581	41,276	3,080	-	196,054	196,020
Average Yield	6.45%	6.01%	5.87%	6.39%	6.28%	-	6.19%

7/1 ARMs	2,025	-	-	-	-	-	2,025	2,043
Average Yield	7.86%	-	-	-	-	-	7.86%

10/1 ARMs	4,408	3,808	-	-	-	-	8,216	8,219
Average Yield	6.93%	6.63%	-	-	-	-	6.80%

15 & 30-Year Fixed Rate	5,664	5,274	4,803	4,350	3,943	28,918	52,952	53,120
Average Yield	6.44%	6.44%	6.44%	6.44%	6.44%	6.39%	6.41%

Significant Concentration of Credit Risk

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company’s performance to both positive and negative developments affecting a particular industry or geographic location. The Company’s exposure to geographic concentrations directly affects the credit risk of the Residential Mortgage Loans within the portfolio. See “Risk Factors – The concentration of our mortgage loans in certain geographic areas makes our income more susceptible to the effects of weaker economic conditions in those areas.”

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

RESULTS OF OPERATIONS

Year 2007 Compared to Year 2006

The Company reported net income of $17,832,323 and $18,230,944 for the years ended December 31, 2007 and 2006, respectively. The decrease in net income is due primarily to a decrease in interest income on Residential Mortgage Loans, which was mostly offset by a decrease in interest expense.

Total interest income was $20,184,783 and $23,668,932 for the years ended December 31, 2007 and 2006, respectively. Interest income on Residential Mortgage Loans totaled $20,163,157 and $23,644,671 for the years ended December 31, 2007 and 2006, respectively. The decrease in interest income on Residential Mortgage Loans was due to a decrease in the average balance of Residential Mortgage Loans to $314,079,364 for 2007 from $368,520,011 for 2006 resulting from the Company’s decision to reduce the size of the loan portfolio. The Company would have recorded an additional $74,725 and $54,338 in interest income for the years ended December 31, 2007 and 2006, respectively, had its non-accrual loans been current in accordance with their original terms.

Other interest income of $21,626 and $24,261 was recognized on the Company’s interest bearing deposits during the years ended December 31, 2007 and 2006, respectively.

The Company incurred interest expense of $936,692 for 2007 and $4,124,514 for 2006. The decrease was due to the Company’s repayments of the remaining balance of the loan from the Bank during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company recorded a provision for loan losses of $226,353 compared to a provision for loan losses of $13,540 during the year ended December 31, 2006. The increased provision reflected an increase in charge-offs as well as management’s review of delinquent and non-accrual loans.

Operating expenses totaling $1,189,415 and $1,299,934 for the years ended December 31, 2007 and 2006, respectively, were comprised of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees, other loan expenses and general and administrative expenses. Loan servicing fees paid to parent were $763,928 and $904,068 for the years ended December 31, 2007 and 2006, respectively, and were based on a servicing fee rate of 0.250% per annum of the outstanding principal balances of residential mortgage loans, pursuant to the Servicing Agreement. The decrease in servicing fees paid in 2007 resulted from a decrease in the average balance of the Residential Mortgage loan portfolio. Advisory fees paid to parent for the years ended December 31, 2007 and 2006 totaled $200,000 for each period. Directors’ fees paid were $32,000 for the years ended December 31, 2007 and 2006 and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $193,487 and $163,866 for the years ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses is largely due to an increase in rating agency and independent auditor fees.

During the year ended December 31, 2007, the Company’s Board of Directors declared cash dividends of $15,562,500, representing $5.1875 per share on the outstanding shares of Series A Preferred Shares, out of the retained earnings of the Company.

Also during the year ended December 31, 2007, the Company’s Board of Directors declared cash dividends of $2,300,000, representing $23,000.00 per share of Common Stock, all of which was paid out of the retained earnings of the Company.

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

Also during the year ended December 31, 2006, the Company’s Board of Directors declared cash dividends of $6,230,104, representing $62,301.40 per share of Common Stock, $2,883,841 of which was paid out of the retained earnings of the Company and $3,346,363 of which was treated as a return of capital. On January 16, 2007, the Bank made a $3,346,363 capital contribution to the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chevy Chase Preferred Capital Corporation:

We have audited the accompanying statements of financial condition of Chevy Chase Preferred Capital Corporation (the “Company,”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

McLean, Virginia

February 29, 2008

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006

ASSETS

Cash and interest-bearing deposits	$ 6,916,334	$ 5,753,475
Residential mortgage loans (net of allowance for loan losses of $160,000 and $40,333, respectively)	295,575,518	346,330,604
Real estate acquired in settlement of loans	656,948	-
Accounts receivable from parent	1,773,030	983,467
Accrued interest receivable	1,226,515	1,436,651
Prepaid expenses	32,083	39,667

Total assets	$ 306,180,428	$ 354,543,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loan payable to parent	$ -	$ 47,700,000
Accounts payable to others and accrued expenses	19,980	14,212
Accrued interest payable to parent	-	285,390
Dividends payable to parent	2,300,000	6,000,000
Dividends payable to others	3,890,625	3,890,625

Total liabilities	6,210,605	57,890,227

Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common Stock, $1 par value 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	281,653,537
Retained (Deficit) Earnings	(30,177)	-
Total stockholders’ equity	299,969,823	296,653,637

Total liabilities and stockholders’ equity	$ 306,180,428	$ 354,543,864

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Interest income:
Residential mortgage loans	$ 20,163,157	$ 23,644,671	$ 22,444,739
Other	21,626	24,261	25,016
Total interest income	20,184,783	23,668,932	22,469,755

Interest expense	936,692	4,124,514	3,153,396

Net interest income	19,248,091	19,544,418	19,316,359
Provision for loan losses	226,353	13,540	-
Net interest income after provision for loan losses	19,021,738	19,530,878	19,316,359

Operating expenses:
Loan servicing fees-parent	763,928	904,068	911,577
Advisory fees-parent	200,000	200,000	200,000
Directors’ fees	32,000	32,000	32,000
General and administrative	193,487	163,866	101,852
Total operating expenses	1,189,415	1,299,934	1,245,429

NET INCOME	$ 17,832,323	$ 18,230,944	$ 18,070,930

PREFERRED STOCK DIVIDENDS	15,562,500	15,562,500	15,562,500

EARNINGS AVAILABLE TO
COMMON STOCKHOLDER	$ 2,269,823	$ 2,668,444	$ 2,508,430

AVERAGE COMMON SHARES	100	100	100

EARNINGS PER COMMON SHARE	$ 22,698.23	$ 26,684.44	$ 25,084.30

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Capital Contributed in Excess of Par	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2004	$ 15,000,000	$ 100	$ 284,999,900	$ 6,867	$ 300,006,867

Net income	-	-	-	18,070,930	18,070,930
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(2,300,000)	(2,300,000)

Balance, December 31, 2005	15,000,000	100	284,999,900	215,297	300,215,297

Net income	-	-	-	18,230,944	18,230,944
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	(3,346,363)	(2,883,741)	(6,230,104)

Balance, December 31, 2006	15,000,000	100	281,653,537	-	296,653,637

Net income	-	-	-	17,832,323	17,832,323
Dividends on 10 3/8%
Noncumulative Exchangeable
Preferred Stock, Series A	-	-	-	(15,562,500)	(15,562,500)
Dividends on common stock	-	-	-	(2,300,000)	(2,300,000)
Capital contribution from parent	-	-	3,346,363	-	3,346,363

Balance, December 31, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ (30,177)	$ 299,969,823

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:

Net income	$ 17,832,323	$ 18,230,944	$ 18,070,930

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	226,353	13,540	-
(Increase) decrease in accounts receivable from parent	(789,563)	475,092	132,987
(Increase) decrease in accrued interest receivable	210,136	107,065	(196,952)
(Increase) decrease in prepaid expenses	7,584	(34,667)	-
Increase (decrease) in accounts payable to others and accrued expenses	5,768	4,588	(31,439)
Increase (decrease) in accrued interest payable to parent	(285,390)	(34,133)	238,023

Net cash provided by operating activities	17,207,211	18,762,429	18,213,549

Cash flows from investing activities:

Purchases of residential mortgage loans	(21,200,366)	(63,675,650)	(151,039,626)
Repayments of residential mortgage loans	70,956,034	94,146,002	148,683,773
Net proceeds from sale of real estate	116,117	-	-

Net cash provided by (used in) investing activities	49,871,785	30,470,352	(2,355,853)

Cash flows from financing activities:

Repayment of loan payable to parent	(47,700,000)	(27,300,000)	-
Capital contribution from parent	3,346,363	-	-
Dividends paid on preferred stock	(15,562,500)	(15,562,500)	(15,562,500)
Dividends paid on common stock	(6,000,000)	(2,530,104)	(700,000)

Net cash used in financing activities	(65,916,137)	(45,392,604)	(16,262,500)

Net increase (decrease) in cash and cash equivalents	1,162,859	3,840,177	(404,804)

Cash and cash equivalents at beginning of year	5,753,475	1,913,298	2,318,102

Cash and cash equivalents at end of year	$ 6,916,334	$ 5,753,475	$ 1,913,298

The accompanying Notes to Financial Statements are an integral part of these statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

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

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal and interest has become unlikely. When a loan is placed on non-accrual, the amount of accrued interest receivable then due is charged against current period income and no further interest income is recognized while on non-accrual status. The Company had non-accrual loans at December 31, 2007 and 2006 totaling $1,815,511 and $1,119,642, respectively. The Company would have recorded an additional $74,725 and $54,338 in interest income for the years ended December 31, 2007 and 2006, respectively, had its non-accrual loans been current in accordance with their original terms.

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

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (“REO”) is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. REO totaled $656,948 at December 31, 2007. There were no REO properties at December 31, 2006.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations of Credit:

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area equaled 54.5% of total residential loans at December 31, 2007. In addition, 12.0% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political, or business developments in Washington DC, Maryland, Virginia and California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

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

On March 11, 2008, the Company’s Board of Directors declared a cash dividend of $1,896.60 per share of Common Stock, which was paid out of retained earnings of the Company and which was treated, for tax purposes, as a distribution made for 2007. Including this dividend, the Company will have distributed 100% of its REIT taxable income to its stockholders in 2007. During the year ended December 31, 2006, the company distributed over 100% of its REIT taxable income to its stockholders.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

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

;
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

During 2007, the Company met the requirements of each test.

Recently Issued Accounting Standards:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Company did not elect fair value treatment for any assets.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial condition or results of operations.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Standards (Continued):

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

The following table shows the residential mortgage loan portfolio by type at the dates indicated:

	December 31,
	2007	2006
Payment Option ARMs	$ 15,364,697	$ 33,880,718
One-Year ARMs	3,808,186	5,109,950
Three-Year ARMs	17,315,273	21,001,902
Five-Year ARMs	196,054,307	211,433,598
7/1 ARMs	2,025,360	2,512,271
10/1 ARMs	8,215,892	9,822,378
15 & 30 Year Fixed-Rate	52,951,803	62,610,120
Subtotal	295,735,518	346,370,937
Less:
Allowance for loan losses	160,000	40,333
Total	$ 295,575,518	$ 346,330,604

Each of the mortgage loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings located in their respective jurisdictions.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES:

During the year ended December 31, 2007, the Company recorded a provision of $226,353. During the year ended December 31, 2006, the Company recorded a provision equal to its charge-offs of $13,540 on a loan secured by a property in Michigan for which the Company agreed to accept repayment for an amount less than its recorded balance.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued):

The balance of the allowance for loan losses was $160,000 and $40,333 at December 31, 2007 and 2006, respectively. The activity in the allowance for loan losses is shown in the following table.

	Year Ended
	December 31,
	2007	2006
Beginning Balance	$ 40,333	$ 40,333
Provision for loan losses	226,353	13,540
Charge-offs	(106,686)	(13,540)
Ending Balance	$ 160,000	$ 40,333

NOTE 5 – LOAN PAYABLE TO PARENT:

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan is secured by a portion of the Residential Mortgage Loan portfolio, and the interest rate on the loan adjusts monthly based on changes in one-month LIBOR.

During the year ended December 31, 2007, the Company repaid the remaining balance of $47,700,000 on the loan.

NOTE 6 - PREFERRED STOCK:

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

The Series A Preferred Shares are redeemable at the option of the Company at any time, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

If redeemed during the 12-month period beginning January 15,	Redemption Price
2007	$ 52.594
2008	52.075
2009	51.556
2010	51.038
2011	50.519
2012 and thereafter	50.000

NOTE 7 - DIVIDENDS:

During the year ended December 31, 2007, the Company’s Board of Directors declared $15,562,500 of preferred stock dividends out of retained earnings of the Company. The Company's Board of Directors also declared $2,300,000 of common stock dividends, all of which were paid out of the retained earnings of the Company.

Of these amounts, preferred stock dividends of $3,890,625 and common stock dividends of $2,300,000 were paid subsequent to December 31, 2007.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

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

The Company also entered into a servicing agreement with the Bank for the servicing of its residential mortgage loans (the “Servicing Agreement”). Pursuant to the Servicing Agreement, the Bank performs the servicing of the loans owned by the Company, in accordance with normal industry practice. The Servicing Agreement can be terminated without cause upon sixty days’ notice to the servicer and payment of a termination fee. Servicing fees are payable at the annual rate of 0.250% and totaled $763,928, $904,068 and $911,577 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company purchased Residential Mortgage Loans from the Bank totaling $21,200,366 and $63,675,650 for the years ended December 31, 2007 and 2006, respectively.

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. The loan was secured by a portion of the Residential Mortgage Loan portfolio and the interest rate on the loan adjusted monthly based on changes in one-month LIBOR. During the year ended December 31, 2007, the Company repaid the remaining balance of $47,700,000 on the loan. During the years ended December 31, 2007, 2006 and 2005 the Company incurred $936,692, $4,124,514 and $3,153,396, respectively, of interest expense on these borrowings.

The Company had cash balances of $6,916,334 and $5,753,475 as of December 31, 2007 and 2006, respectively, held in various deposit accounts with the Bank. Interest earned on these accounts was $21,626, $24,261 and $25,016 for the years ended December 31, 2007, 2006 and 2005, respectively.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

NOTE 9 – ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The majority of the Company’s assets are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of deriving the fair values of the Company’s financial instruments, resulting in a degree of subjectivity inherent in the indicated fair value amounts. Because fair value is estimated as of the balance sheet date, the amount which would actually be realized or paid upon settlement could be significantly different. Comparability among REITs may be difficult due to the range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

December 31, 2007
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 6,916,334	$ 6,916,334
Residential mortgage loans, net	295,575,518	296,499,000

December 31, 2006
	Carrying Amount	Fair Value
Financial assets:
Cash and interest-bearing deposits	$ 5,753,475	$ 5,753,475
Residential mortgage loans, net	346,330,604	349,952,000

Financial liabilities
Loan payable to parent	$ 47,700,000	$ 47,700,000

The following methods and assumptions were used to estimate the fair value amounts at December 31, 2007 and 2006.

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

DECEMBER 31, 2007, 2006 and 2005

NOTE 10 – QUARTERLY FINANCIAL DATA (Unaudited):

The quarterly financial data of the Company herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

	2007 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 5,482,064	$ 5,131,321	$ 4,827,946	$ 4,743,452
Interest expense	(617,721)	(291,412)	(27,559)	-
Net interest income	4,864,343	4,839,909	4,800,387	4,743,452
Provision for loan losses	(119,736)	(13,960)	-	(92,657)
Net interest income after provision for loan losses	4,744,607	4,825,949	4,800,387	4,650,795
Operating expenses	(311,551)	(309,440)	(280,077)	(288,347)
Net income	$ 4,433,056	$ 4,516,509	$ 4,520,310	$ 4,362,448
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 542,431	$ 625,884	$ 629,685	$ 471,823
Average common shares	100	100	100	100
Earnings per common share	$ 5,424.31	$ 6,258.84	$ 6,296.85	$ 4,718.23

	2006 For the quarter ended
	March 31	June 30	September 30	December 31
OPERATING DATA:

Interest income	$ 5,906,598	$ 5,962,626	$ 6,066,531	$ 5,733,177
Interest expense	(1,008,177)	(1,106,436)	(1,147,388)	(862,513)
Net interest income	4,898,421	4,856,190	4,919,143	4,870,664
Provision for loan losses	-	-	-	(13,540)
Net interest income after provision for loan losses	4,898,421	4,856,190	4,919,143	4,857,124
Operating expenses	(327,764)	(327,012)	(329,384)	(315,774)
Net income	$ 4,570,657	$ 4,529,178	$ 4,589,759	$ 4,541,350
Preferred Stock dividends	$ 3,890,625	$ 3,890,625	$ 3,890,625	$ 3,890,625
Earnings available to common stockholders	$ 680,032	$ 638,553	$ 699,134	$ 650,725
Average common shares	100	100	100	100
Earnings per common share	$ 6,800.32	$ 6,385.53	$ 6,991.34	$ 6,507.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, the Company’s Chairman and Chief Executive Officer and its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2007, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the three months ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Board of Directors currently consists of six members, two of whom are Independent Directors. Each director was elected to serve for a term of one year and until his successor shall have been duly elected and qualified. The Board of Directors is elected by the Bank, which is the sole holder of common stock of the Company. The holders of the Series A Preferred Shares may elect directors only under certain limited circumstances. See Description Of Series A Preferred Shares – Voting Rights. The Board of Directors met four times during 2007 and all of its members attended at least 80% of the meetings. The Company currently has eight officers. The Company has no other employees and does not anticipate that it will require additional employees.

The following persons are the Company’s current directors and/or executive officers.

Name	Age	Position and Offices Held
B. Francis Saul II	75	Chairman of the Board, President and Chief Executive Officer

Alexander R. M. Boyle	70	Director

Stephen R. Halpin, Jr.	52	Executive Vice President, Chief Financial Officer, Treasurer and Director

Thomas H. McCormick	57	Executive Vice President, General Counsel and Director

N. Alexander MacColl, Jr.	73	Director

H. Gregory Platts	60	Director

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

AUDIT COMMITTEE

The Company’s audit committee reviews the engagement of independent accountants and reviews their independence. The audit committee also reviews the adequacy of the Company’s internal accounting controls. The audit committee is comprised of the Company’s Independent Directors, H. Gregory Platts and N. Alexander MacColl, Jr. The audit committee met four times during 2007.

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

Based solely on its review of copies of such reports received or representations from certain reporting persons, the Company believes that, during the year ended December 31, 2007, all of its officers, directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Since the Company’s inception on November 5, 1996, no compensation has been awarded to, earned by or paid to any of the Company’s directors (other than its Independent Directors), officers or employees. The Company does not intend to pay any compensation to any of its directors (other than its Independent Directors), officers or employees. The Company pays the Independent Directors annual compensation of $10,000, plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors and each meeting of the Audit Committee. In 2007, each of the Independent Directors earned $6,000 for attending four meetings of the Board of Directors and four meetings of the Audit Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no compensation plan under which its equity securities are authorized for issuance. The following table sets forth, as of March 15, 2008, the number and percentage of outstanding shares of Common Stock and Series A Preferred Shares beneficially owned by (i) all persons known by the Company to own more than five percent of such shares; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all executive officers and directors of the Company as a group. The persons or entities named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person or entity. The calculations were based on a total of 100 shares of Common Stock and 3,000,000 Series A Preferred Shares outstanding as of March 15, 2008.

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

The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to the Bank for the year ended December 31, 2007 totaled $200,000. See “Business - The Advisor.”

The Company purchased Residential Mortgage Loans from the Bank totaling $21,200,366 and $63,675,650 for the years ended December 31, 2007 and 2006, respectively.

The Bank services the Residential Mortgage Loans included in the Company’s portfolio and is entitled to receive fees in connection with the Servicing Agreement. Loan servicing fees paid to the Bank for the year ended December 31, 2007 totaled $763,928. See “Business - Servicing.”

The Company borrowed $75,000,000 from the Bank on December 20, 2004, and used the proceeds to purchase Residential Mortgage Loans from the Bank. During the year ended December 31, 2007, the Company repaid the remaining balance of $47,700,000 on the loan. During the years ended December 31, 2007, 2006 and 2005, the Company incurred $936,692, $4,124,514 and $3,153,396, respectively, of interest expense on these borrowings.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Ernst & Young LLP has examined the financial statements of the Company for the period from January 1, 2002 to December 31, 2007. Ernst & Young LLP reports to, and is engaged at the direction of, the Audit Committee. The aggregate fees billed by Ernst & Young LLP totaled $62,751 and $54,123 during the years ended December 31, 2007 and 2006, respectively, and consisted solely of audit fees.

The Audit Committee approves, in advance, the engagement of the independent accountants to provide services to the Company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

	(a)1

The following financial statements of the Company are included in Item 8 of this report:

Report of Independent Auditors

Statements of Financial Condition at December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

Exhibit 12.1

CHEVY CHASE PREFERRED CAPITAL CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

AND PREFERRED STOCK DIVIDEND REQUIREMENTS

(in thousands, except ratio data)
As of or for the year ended December 31,

	2007	2006	2005	2004	2003

Net income	$ 17,832	$ 18,231	$ 18,071	$ 16,292	$ 15,932
Fixed charges	-	-	-	-	-
Earnings before fixed charges	$ 17,832	$ 18,231	$ 18,071	$ 16,292	$ 15,932

Fixed charges, as above	$ -	$ -	$ -	$ -	$ -
Preferred stock dividend requirements	15,563	15,563	15,563	15,563	15,563
Fixed charges including preferred stock dividends	$ 15,563	$ 15,563	$ 15,563	$ 15,563	$ 15,563

Ratio of earnings to fixed charges and
Preferred stock dividend requirements	1.15x	1.17x	1.16x	1.05x	1.02x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on March 21, 2007.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

March 24, 2008	By:	/s/ B. Francis Saul II
B. Francis Saul II

Chairman of the Board of Directors,

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alexander R.M. Boyle	Director	March 24, 2008

Alexander R.M. Boyle

/s/ Joel A. Friedman	Senior Vice President	March 24, 2008
Joel A. Friedman	and Controller
(Principal Accounting Officer)

/s/ Stephen R. Halpin, Jr.	Director, Executive Vice President	March 24, 2008
Stephen R. Halpin, Jr.	and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas H. McCormick	Director, Executive Vice President	March 24, 2008
Thomas H. McCormick	and General Counsel

/s/ N. Alexander MacColl, Jr.	Director	March 24, 2008

N. Alexander MacColl, Jr.

/s/ H. Gregory Platts	Director	March 24, 2008
H. Gregory Platts

/s/ B. Francis Saul II	Chairman of the Board of Directors,	March 24, 2008
B. Francis Saul II	President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 24, 2008	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K for the year ending December 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 24, 2008	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2007 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 24, 2008	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the year ending December 31, 2007 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 24, 2008	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and

Chief Financial Officer