Form 10-Q
period 2008-03-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2008-05-12
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of April 30, 2008. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements: .................................................................................................................................................	1
(a)	Statements of Financial Condition as of March 31, 2008 and
December 31, 2007....................................................................................................................................	2
(b)	Statements of Operations for the Three Months Ended
March 31, 2008 and 2007..........................................................................................................................	3
(c)	Statement of Stockholders’ Equity for the Three Months
Ended March 31, 2008..............................................................................................................................	4
(d)	Statements of Cash Flows for the Three Months Ended
March 31, 2008 and 2007...........................................................................................................................	5
(e)	Notes to Financial Statements...................................................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations......................................................................................................................	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................................................................	11

Item 4. Controls and Procedures.............................................................................................................................................	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................................................................................	12

Item 1A. Risk Factors............................................................................................................................................................	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................................................................	12

Item 3. Defaults Upon Senior Securities.............................................................................................................................	12

Item 4. Submission of Matters to a Vote of Security Holders........................................................................................	12

Item 5. Other Information....................................................................................................................................................	12

Item 6. Exhibits..........................................................................................................................................................................	12

PART I

ITEM 1. Financial Statements

The following unaudited financial statements and notes of Chevy Chase Preferred Capital Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These unaudited financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 24, 2008 (the “2007 10-K”).

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 5,443,775	$ 6,916,334
Residential mortgage loans (net of allowance for
losses of $1,050,000 and $160,000, respectively)	294,744,630	295,575,518
Real estate acquired in settlement of loans, net	376,811	656,948
Accounts receivable from parent	1,544,578	1,773,030
Accrued interest receivable	1,217,761	1,226,515
Prepaid expenses	47,791	32,083
Total assets	$ 303,375,346	$ 306,180,428

                LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable to others and accrued expenses	$ 44,382	$ 19,980
Dividends payable to parent	189,660	2,300,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	4,124,667	6,210,605

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained deficit	(749,321)	(30,177)
Total stockholders’ equity	299,250,679	299,969,823

Total liabilities and stockholders’ equity	$ 303,375,346	$ 306,180,428

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net Interest Income
Residential mortgage loans	$ 4,568,705	$ 5,476,204
Other	3,717	5,860
Total interest income	4,572,422	5,482,064
Interest expense	-	617,720
Net interest income	4,572,422	4,864,344
Provision for loan losses	939,530	119,736
Net interest income after provision for loan losses	3,632,892	4,744,608

Operating Expenses
Loan servicing fees - parent	168,550	207,119
Advisory fees - parent	50,000	50,000
Directors’ fees	8,000	8,000
General and administrative	45,201	46,432
Total operating expenses	271,751	311,551

NET INCOME	$ 3,361,141	$ 4,433,057

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625

EARNINGS (LOSS) AVAILABLE TO
COMMON STOCKHOLDER	$ (529,484)	$ 542,432

AVERAGE COMMON SHARES	100	100

EARNINGS (LOSS) PER COMMON SHARE	$ (5,294.84)	$ 5,424.32

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Deficit	Stockholders’ Equity

Balance, December 31, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ (30,177)	$ 299,969,823

Net income	-	-	-	3,361,141	3,361,141
Dividends on Preferred Stock	-	-	-	(3,890,625)	(3,890,625)
Dividends on Common Stock	-	-	-	(189,660)	(189,660)

Balance, March 31, 2008	$ 15,000,000	$ 100	$ 284,999,900	$ (749,321)	$ 299,250,679

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2008	2007
Cash flows from operating activities:

Net income	$ 3,361,141	$ 4,433,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	939,530	119,736
Decrease in accounts receivable from parent	228,452	573,817
Decrease in accrued interest receivable	8,754	42,428
Increase in prepaid expenses	(15,708)	(13,229)
Increase in accounts payable to others and accrued expenses	24,402	15,595
Decrease in accrued interest payable to parent	-	(121,217)
Net cash provided by operating activities	4,546,571	5,050,187

Cash flows from investing activities:
Purchases of residential mortgage loans	(23,357,355)	-
Repayments of residential mortgage loans	23,298,243	16,672,230
Net proceeds from sale of real estate	230,607	-
Net cash provided by investing activities	171,495	16,672,230

Cash flows from financing activities:
Repayment of loan payable to parent	-	(16,800,000)
Capital contribution from parent	-	3,346,363
Dividends paid on preferred stock	(3,890,625)	(3,890,625)
Dividends paid on common stock	(2,300,000)	(6,000,000)
Net cash used in financing activities	(6,190,625)	(23,344,262)

Net decrease in cash and cash equivalents	(1,472,559)	(1,621,845)
Cash and cash equivalents at beginning of period	6,916,334	5,753,475
Cash and cash equivalents at end of period	$ 5,443,775	$ 4,131,630

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally chartered and federally insured stock savings bank, owns all of the Company’s common stock. At March 31, 2008 the Bank’s capital ratios exceeded the ratios established for “well-capitalized” institutions under Office of Thrift Supervision regulations.

The accompanying financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and, therefore, certain information and notes normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial statements should be read in conjunction with the audited financial statements included in the Form 10-K of the Company for the year ended December 31, 2007.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Company has not elected fair value treatment for any assets.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its financial condition or results of operations.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – RESIDENTIAL MORTGAGE LOANS (Continued):

	March 31, 2008		December 31, 2007
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 11,858,133	6.19%	$ 15,364,697	7.98%
One-year ARMs	3,409,375	7.50%	3,808,186	7.65%
Three-year ARMs	16,912,965	6.67%	17,315,273	6.76%
Five-year ARMs	203,566,005	6.18%	196,054,307	6.19%
7/1 ARMs	1,710,841	7.51%	2,025,360	7.86%
10/1 ARMs	8,237,147	6.73%	8,215,892	6.80%
15 and 30 year fixed-rate	50,100,164	6.41%	52,951,803	6.41%
Total	295,794,630	6.28%	295,735,518	6.40%
Less:
Allowance for loan losses	1,050,000		160,000

Total	$ 294,744,630		$ 295,575,518

NOTE 3 – PREFERRED STOCK:

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

NOTE 4 – DIVIDENDS:

During the three months ended March 31, 2008, the Company’s Board of Directors declared cash dividends of $3,890,625, on the Company's preferred stock out of the retained earnings of the Company. During the three months ended March 31, 2008, the Company’s Board of Directors declared cash dividends of $189,660 on the Company’s common stock out of the retained earnings of the Company. All dividends were paid on April 15, 2008.

NOTE 5 – LOAN PAYABLE TO PARENT:

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

FINANCIAL CONDITION

Current Market Conditions

During the first quarter of 2008, the housing market has continued to decline for the reasons discussed in the Risk Factor section of the Company’s 2007 10-K. In particular, property values have continued to decline in the Washington, DC and California markets in which the Company has significant concentrations of Residential Mortgage Loans, borrowers have continued to default on their loans, and lenders have tightened their underwriting guidelines. While these conditions still have had only a relatively minor effect on the Company to date, deteriorating conditions did lead the Company to increase significantly its allowance for loan losses in the current quarter resulting in lower net income. If these conditions continue or worsen, the Company’s financial results and ability to pay dividends could be further adversely impacted.

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below), the interest rates on those loans, and the level of non-accrual loans, all at March 31, 2008, anticipated annual income on the Company’s loan portfolio, net of operating expenses, was approximately 109.9% of the projected annual dividend of $15,562,500 to be paid on the Series A Preferred Shares. Increases in the level of non-performing assets will have an adverse impact on the dividend coverage ratio. At March 31, 2008, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.28%.

Residential Mortgage Loans

At March 31, 2008 and December 31, 2007, the Company had $294,744,630 and $295,575,518, respectively, net of allowance for loan losses, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the three months ended March 31, 2008, Residential Mortgage Loan principal collections of $23,298,243 were used to purchase $23,357,355 of additional Residential Mortgage Loans from the Bank. Management intends to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At March 31, 2008, the Company had thirteen non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $5,403,357 (or 1.83% of loans). At December 31, 2007, the Company had five non-accrual loans with an aggregate principal balance of $1,815,511 (or 0.61% of loans). The increase in non-accrual loans reflects continuing adverse conditions in the housing market and general economy.

At March 31, 2008, the Company had seven delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $1,458,835 (or 0.50% of loans). At December 31, 2007, the Company had nine delinquent loans with an aggregate principal balance of $3,822,833 (or 1.29% of loans). The Company believes that the reduction in the amount of delinquent loans in the current quarter is temporary and is not likely to continue to decrease in future quarters.

Allowance for Loan Losses

Management reviews the loan portfolio on a quarterly basis to determine whether and at what level an allowance for estimated loan losses is necessary. An allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of various factors, including estimated exposures on delinquent and non-accrual loans (which increased 21.7% to $6,862,192 in the current quarter), management increased the allowance for loan losses in the March 2008 quarter to $1,050,000 from $160,000.

The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$ 160,000	$ 40,333
Provision for loan losses	939,530	119,736
Charge-offs	(49,530)	(69)
Ending Balance	$ 1,050,000	$ 160,000

Real Estate Acquired in Settlement of Loans

At March 31, 2008, the Company’s real estate acquired in settlement of loans (“REO”) totaled $376,811 and consisted of two properties. At December 31, 2007, the Company’s real estate acquired in settlement of loans (“REO”) totaled $656,948 and consisted of four properties.

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2007 10-K.

A decline in market interest rates could adversely affect the Company’s ability to pay dividends on the Series A Preferred Shares or the Common Stock. The Company, to date, has not used any derivative instruments to manage its interest rate risk and has no current plans to do so.

There have been no material changes to the Company’s market risk disclosures from the disclosures made in the 2007 10-K.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 55.3% of the Company’s total loans at March 31, 2008. In addition, 11.8% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in Washington, DC, Maryland, Virginia or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Residential Mortgage Loans as Residential Mortgage Loans held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Residential Mortgage Loans will be funded with the proceeds of principal repayments on the Company’s current portfolio of Residential Mortgage Loans. The Company does not anticipate that it will have any material capital expenditures for the foreseeable future. Unless losses on the Company’s Residential Mortgage Loans significantly exceed current expectations, the Company believes that the cash generated from the payment of principal and interest on its Residential Mortgage Loan portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated annual income, based on the Residential Mortgage Loan portfolio at March 31, 2008, is 109.9% of the projected annual dividend on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of March 31, 2008.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of March 31, 2008, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the three month periods ended March 31, 2008 or 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three months ended March 31, 2008 (the “2008 quarter”) and March 31, 2007 (the “2007 quarter”), the Company reported net income of $3,361,141 and $4,433,057, respectively, a decrease of 24.2%. The decrease in net income is primarily attributable to a $819,794 increase in the provision for loan losses in the 2008 quarter.

Net interest income decreased $291,922 in the 2008 quarter. The Company would have recorded an additional $77,630 in interest income for the 2008 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $4,572,422 for the 2008 quarter compared to $5,482,064 for the 2007 quarter, a decrease of 16.6%. Interest income on Residential Mortgage Loans totaled $4,568,705 for the 2008 quarter compared to $5,476,204 for the 2007 quarter, a decrease of 16.6%. The average balance of the Residential Mortgage Loan portfolio decreased to $297,118,374 in the 2008 quarter from $338,769,895 in the 2007 quarter. The average yield on those loans also decreased to 6.15% in the 2008 quarter from 6.48% in the 2007 quarter due to lower interest rates.

Other interest income of $3,717 and $5,860 was recognized on the Company’s interest-bearing deposits during the 2008 and 2007 quarters, respectively.

During the quarter ended March 2007, the Company incurred interest expense totaling $617,720, related to the Company’s loan from the Bank. Because the loan from the bank was repaid in full during 2007, the Company did not incur any interest expense during the 2008 quarter.

Provision for loan losses totaled $939,530 and $119,736 for the 2008 and 2007 quarters, respectively. The increase reflected a significant increase in the Company’s non-accrual loans in the current quarter.

Operating expenses totaling $271,751 and $311,551 for the 2008 and 2007 quarters, respectively, consisted of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent decreased to $168,550 for the 2008 quarter from $207,119 for the 2007 quarter due to a decrease in the average balance of the Residential Mortgage Loan portfolio. Advisory fees paid to parent totaled $50,000 for both the 2008 and 2007 quarters. Directors’ fees paid were $8,000 for both the 2008 and 2007 quarters and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $45,201 and $46,432 for the 2008 and 2007 quarters, respectively.

During the 2008 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock, which were paid out of the retained earnings of the Company on April 15, 2008.

In order to remain qualified as a REIT, the Company’s Board of Directors declared cash dividends of $189,660 on the Company’s common stock during the 2008 quarter which was related to income recognized during the year ended December 31, 2007. The dividend was paid out of the retained earnings of the Company on April 15, 2008.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

During the three months ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A.   Risk Factors

There were no additional material risks and no material changes from the risk factors described in the 2007 10-K.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

May 12, 2008	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Director, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

May 12, 2008	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three and six months ended March 31, 2008 of Chevy Chase Preferred Capital Corporation;
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

May 12, 2008	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three and six months ended March 31, 2008 of Chevy Chase Preferred Capital Corporation;
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

May 12, 2008	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2008 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2008	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2008 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2008	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer