Form 10-Q
period 2008-09-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2008-11-13
CIK 1021179

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s sole class of common stock was 100 shares, $1.00 par value per share, as of October 31, 2008. All of such shares were owned by Chevy Chase Bank, F.S.B.; therefore, no common stock was held by non-affiliates.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements:	1

(a)	Statements of Financial Condition as of September 30, 2008 and
December 31, 2007	2

(b)	Statements of Operations for the Three and Nine Months Ended
September 30, 2008 and 2007	3

(c)	Statement of Stockholders’ Equity for the Nine Months
Ended September 30, 2008	4
(d)	Statements of Cash Flows for the Nine Months Ended
September 30, 2008 and 2007	5

(e)	Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and interest-bearing deposits	$ 2,444,488	$ 6,916,334
Residential mortgage loans (net of allowance for
losses of $2,475,000 and $160,000, respectively)	295,339,299	295,575,518
Real estate acquired in settlement of loans, net	1,803,311	656,948
Accounts receivable from Parent	1,317,344	1,773,030
Accrued interest receivable	1,302,639	1,226,515
Prepaid expenses	9,542	32,083
Total assets	$ 302,216,623	$ 306,180,428

                LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable to others and accrued expenses	$ 77,382	$ 19,980
Dividends payable to Parent	-	2,300,000
Dividends payable to others	3,890,625	3,890,625
Total liabilities	3,968,007	6,210,605

Stockholders’ Equity:
Preferred Stock, 10,000,000 shares authorized: 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, $5 par value, 3,000,000 shares issued and outstanding (liquidation value of $150,000,000 plus accrued and unpaid dividends)	15,000,000	15,000,000
Common stock, $1 par value, 1,000 shares authorized, 100 shares issued and outstanding	100	100
Capital contributed in excess of par	284,999,900	284,999,900
Retained deficit	(1,751,384)	(30,177)
Total stockholders’ equity	298,248,616	299,969,823

Total liabilities and stockholders’ equity	$ 302,216,623	$ 306,180,428

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Interest Income
Residential mortgage loans	$ 4,534,717	$ 4,823,979	$ 13,773,452	$ 15,426,914
Other	1,444	3,967	7,110	14,418
Total interest income	4,536,161	4,827,946	13,780,562	15,441,332
Interest expense	-	27,559	-	936,692
Net interest income	4,536,161	4,800,387	13,780,562	14,504,640
Provision for loan losses	854,860	-	2,806,118	133,696
Net interest income after provision for loan losses	3,681,301	4,800,387	10,974,444	14,370,944

Operating Expenses
Loan servicing fees - parent	170,877	184,487	512,622	584,511
Advisory fees - parent	50,000	50,000	150,000	150,000
Directors’ fees	8,000	8,000	25,500	24,000
General and administrative	42,069	37,590	145,994	142,557
Total operating expenses	270,946	280,077	834,116	901,068

NET INCOME	$ 3,410,355	$ 4,520,310	$ 10,140,328	$ 13,469,876

PREFERRED STOCK DIVIDENDS	3,890,625	3,890,625	11,671,875	11,671,875

EARNINGS (LOSS) AVAILABLE TO
COMMON STOCKHOLDER	$ (480,270)	$ 629,685	$ (1,531,547)	$ 1,798,001

AVERAGE COMMON SHARES	100	100	100	100

EARNINGS (LOSS) PER COMMON SHARE	$ (4,802.70)	$ 6,296.85	$ (15,315.47)	$ 17,980.01

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Capital Contributed In Excess of Par	Retained Deficit	Stockholders’ Equity

Balance, December 31, 2007	$ 15,000,000	$ 100	$ 284,999,900	$ (30,177)	$ 299,969,823

Net income	-	-	-	10,140,328	10,140,328
Dividends on Preferred Stock	-	-	-	(11,671,875)	(11,671,875)
Dividends on Common Stock	-	-	-	(189,660)	(189,660)

Balance, September 30, 2008	$ 15,000,000	$ 100	$ 284,999,900	$ (1,751,384)	$ 298,248,616

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2008	2007
Cash flows from operating activities:

Net income	$ 10,140,328	$ 13,469,876
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,806,118	133,696
(Increase) decrease in accounts receivable from parent	455,686	(236,799)
(Increase) decrease in accrued interest receivable	(76,124)	77,194
Decrease in prepaid expenses	22,541	24,146
Increase (decrease) in accounts payable to others and accrued expenses	57,402	(13,898)
Decrease in accrued interest payable to parent	-	(285,390)
Net cash provided by operating activities	13,405,951	13,168,825

Cash flows from investing activities:
Purchases of residential mortgage loans	(47,740,693)	(3,825,596)
Repayments of residential mortgage loans	43,417,012	51,886,405
Net proceeds from sale of real estate	607,419	-
Net cash provided by (used in) investing activities	(3,716,262)	48,060,809

Cash flows from financing activities:
Repayment of loan payable to parent	-	(47,700,000)
Capital contribution from parent	-	3,346,363
Dividends paid on preferred stock	(11,671,875)	(11,671,875)
Dividends paid on common stock	(2,489,660)	(6,000,000)
Net cash used in financing activities	(14,161,535)	(62,025,512)

Net decrease in cash and cash equivalents	(4,471,846)	(795,878)
Cash and cash equivalents at beginning of period	6,916,334	5,753,475
Cash and cash equivalents at end of period	$ 2,444,448	$ 4,957,597

Supplemental disclosures of non-cash activities:
Loans receivable transferred to real estate acquired in settlement of loans	$ 2,235,600	$ 116,117

See the accompanying Notes to Financial Statements.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The Company is a Maryland corporation which acquires, holds and manages real estate assets. Chevy Chase Bank, F.S.B. (the “Bank”), a federally chartered and federally insured stock savings bank, owns all of the Company’s common stock. At September 30, 2008 the Bank’s capital ratios exceeded the ratios established for “well-capitalized” institutions under Office of Thrift Supervision regulations.

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 was effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, entities are allowed to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Company has not elected fair value treatment for any assets or liabilities.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – RESIDENTIAL MORTGAGE LOANS (Continued):

	September 30, 2008		December 31, 2007
	Aggregate Principal Balance	Weighted Average Yield	Aggregate Principal Balance	Weighted Average Yield
Payment Option ARMs	$ 9,284,654	5.47%	$ 15,364,697	7.98%
One-year ARMs	3,326,683	6.52%	3,808,186	7.65%
Three-year ARMs	14,954,737	6.16%	17,315,273	6.76%
Five-year ARMs	214,929,355	6.09%	196,054,307	6.19%
7/1 ARMs	1,688,351	6.08%	2,025,360	7.86%
10/1 ARMs	7,301,304	6.58%	8,215,892	6.80%
15 and 30 year fixed-rate	46,329,215	6.40%	52,951,803	6.41%
Total	297,814,299	6.14%	295,735,518	6.40%
Less:
Allowance for loan losses	2,475,000		160,000

Total	$ 95,339,299		$ 295,575,518

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

NOTE 4 - DIVIDENDS:

During the three and nine months ended September 30, 2008, the Company’s Board of Directors declared cash dividends of $3,890,625 and $11,671,875, respectively, on the Company's preferred stock out of the retained earnings of the Company. Dividends were paid on April 15, 2008, July 15, 2008 and October 15, 2008.

During the nine months ended September 30, 2008, the Company’s Board of Directors declared cash dividends of $189,660 on the Company’s common stock out of the retained deficit of the Company. Dividends were paid on April 15, 2008.

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

FINANCIAL CONDITION

Current Market Conditions

During the first nine months of 2008, the housing market has continued to decline for the reasons discussed in the Risk Factor section of the Company’s 2007 Form 10-K. In particular, property values have continued to decline in the Washington, DC and California markets in which the Company has significant concentrations of Residential Mortgage Loans. Borrowers have continued to default on their loans, and lenders have tightened their underwriting guidelines. In addition, the ongoing turmoil in the credit markets has become more severe and general economic conditions have worsened, resulting in several major financial institutions declaring bankruptcy, being acquired, or seeking government assistance, and a variety of government initiatives designed to address these problems. While these conditions still have had only a relatively minor effect on the Company to date, deteriorating conditions did lead the Company to significantly increase its allowance for loan losses in the current year resulting in lower net income. If these conditions continue or worsen, the Company’s financial results and its ability to pay dividends could be further adversely impacted.

Dividend Coverage

Based on the outstanding balance of the Company’s Residential Mortgage Loans (as defined below) at September 30, 2008, and the interest rates on those loans, and without adjusting for future rates of default, interest income anticipated to be earned on loans in the Company’s loan portfolio that were not delinquent as of September 30, 2008, net of operating expenses, was approximately 108.0% of the projected annual dividend of $15,562,500 to be paid on the Series A Preferred Shares. Increases in the level of non-performing assets will have an adverse impact on the dividend coverage ratio. At September 30, 2008, the weighted average yield on the Residential Mortgage Loans included in the Company’s portfolio was 6.14%.

Residential Mortgage Loans

At September 30, 2008 and December 31, 2007, the Company had $295,339,299 and $295,575,518, respectively, net of allowance for loan losses, invested in loans secured by first mortgages or deeds of trust on single-family residential real estate properties (“Residential Mortgage Loans”). During the nine months ended September 30, 2008, Residential Mortgage Loan principal collections of $43,417,012, together with available cash were used toward the purchase of $47,740,693 of additional Residential Mortgage Loans from the Bank. Management intends to reinvest proceeds received from repayments of loans by purchasing additional Residential Mortgage Loans from either the Bank or its subsidiaries.

At September 30, 2008, the Company had 13 non-accrual loans (contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely) with an aggregate principal balance of $4,922,041 (or 1.65% of loans). At June 30, 2008, the Company had 16 non-accrual loans with an aggregate principal balance of $6,033,753 (or 2.04% of loans).

At September 30, 2008, the Company had eight delinquent loans (delinquent 30-89 days) with an aggregate principal balance of $2,337,073 (or 0.78% of loans). At June 30, 2008, the Company had eight delinquent loans with an aggregate principal balance of $2,664,187 (or 0.90% of loans).

Allowance for Loan Losses

Management reviews the loan portfolio on a quarterly basis to determine whether and at what level an allowance for estimated loan losses is necessary. An allowance is provided after considering such factors as historical loss performance, delinquency status, current economic conditions and geographical concentrations. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for loan losses are reported in operations. Based on a review of various factors, including estimated exposures on delinquent and non-accrual loans, management increased the allowance for loan losses in the quarter ended September 30, 2008 to $2,475,000 from $2,000,000. Included in the allowance for loan losses is $474,162 related to six loans greater than 180 days delinquent.

The activity in the allowance for loan losses is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning Balance	$ 2,000,000	$ 160,000	$ 160,000	$ 40,333
Provision for loan losses	854,860	-	2,806,118	133,696
Charge-offs	(379,860)	-	(491,118)	(14,029)
Ending Balance	$ 2,475,000	$ 160,000	$ 2,475,000	$ 160,000

Real Estate Acquired in Settlement of Loans

At September 30, 2008, the Company’s real estate acquired in settlement of loans (“REO”) totaled $1,803,311 and consisted of six properties. At June 30, 2008, the Company’s real estate acquired in settlement of loans (“REO”) totaled $668,732 and consisted of three properties.

Interest Rate Risk

The Company’s income consists primarily of interest income on Residential Mortgage Loans. If there is a decline in interest rates, then the Company will experience a decrease in income available to be distributed to its stockholders. See “Risk Factors” in the 2007 Form 10-K.

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

Residential Mortgage Loans secured by residential real estate properties located in the Washington, DC metropolitan area comprised 57.9% of the Company’s total loans at September 30, 2008. In addition, 10.7% of the Residential Mortgage Loans are secured by residential real estate properties located in California. Consequently, adverse economic, political or business developments in the Washington, DC, metropolitan area or California may affect the Company’s loan portfolio to a greater degree than a more diversified portfolio.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a real estate investment trust (a “REIT”), as discussed below in “Tax Status of the Company.”

The Company’s principal liquidity needs are to fund the acquisition of additional Residential Mortgage Loans as Residential Mortgage Loans held by the Company are repaid and to pay dividends on the Series A Preferred Shares. The acquisition of Residential Mortgage Loans will be funded with the proceeds of principal repayments on the Company’s current portfolio of Residential Mortgage Loans. The Company does not anticipate that it will have any material capital expenditures for the foreseeable future. Unless losses on the Company’s Residential Mortgage Loans significantly exceed current expectations, the Company believes that the cash generated from the payment of principal and interest on its Residential Mortgage Loan portfolio will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the REIT qualification requirements discussed below for the foreseeable future. As discussed earlier under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Dividend Coverage,” anticipated interest income to be earned on loans in the Residential Mortgage Loan portfolio that were not delinquent at September 30, 2008, is 108.0% of the projected annual dividend of $15,562,500 to be paid on the Series A Preferred Shares.

The Company believes that it will be able to continue to meet the requirements to qualify as a REIT for income tax purposes for the foreseeable future.

The Company has no off balance sheet transactions, contractual obligations, contingent liabilities, or commitments as of September 30, 2008.

Tax Status of the Company

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax on its net income (excluding capital gains) provided that it distributes annually 100% of its REIT taxable income to its stockholders, meets certain organizational, stock ownership and operational requirements and meets certain income and asset tests. To remain qualified as a REIT, the Company must (a) distribute to stockholders each year at least 90% of its REIT taxable income (not including capital gains) for that year, (b) meet certain income tests, (c) meet certain asset tests and (d) meet certain ownership tests. If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal and state income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As of September 30, 2008, the Company met the requirements of all applicable tests.

The Company did not pay any income tax during either of the nine month periods ended September 30, 2008 or 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

During the three months ended September 30, 2008 (the “2008 quarter”) and September 30, 2007 (the “2007 quarter”), the Company reported net income of $3,410,355 and $4,520,310, respectively, a decrease of 24.6%. The decrease in net income is primarily attributable to an $854,860 increase in the provision for loan losses during the 2008 quarter as a result of deteriorating conditions in the housing market and the general economy.

Net interest income decreased $264,226 in the 2008 quarter. The Company did not record any interest income on non-accrual loans in the 2008 quarter. The Company would have recorded $115,671 in interest income for the 2008 quarter had its non-accrual loans been current in accordance with their original terms.

Total interest income was $4,536,161 for the 2008 quarter compared to $4,827,946 for the 2007 quarter, a decrease of 6.0%. Interest income on Residential Mortgage Loans totaled $4,534,717 for the 2008 quarter compared to $4,823,979 for the 2007 quarter, a decrease of 6.0%. The average balance of the Residential Mortgage Loan portfolio decreased to $299,361,278 in the 2008 quarter from $301,912,533 in the 2007 quarter. The average yield on those loans also decreased to 6.06% in the 2008 quarter from 6.45% in the 2007 quarter due to lower interest rates.

Other interest income of $1,444 and $3,967 was recognized on the Company’s interest-bearing deposits during the 2008 and 2007 quarters, respectively.

During the 2007 quarter, the Company incurred interest expense totaling $27,559, related to the Company’s loan from the Bank. Because the loan from the Bank was repaid in full during 2007, the Company did not incur any interest expense during the 2008 quarter.

A provision for loan losses of $854,860 was recorded during the 2008 quarter. There was no provision for loan losses during the 2007 quarter. The increase reflected a significant increase in the Company’s non-accrual loans and charge-offs in the 2008 quarter.

Operating expenses totaling $270,946 and $280,077 for the 2008 and 2007 quarters, respectively, consisted of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent decreased to $170,877 for the 2008 quarter from $184,487 for the 2007 quarter due to a decrease in the average balance of the Residential Mortgage Loan portfolio. Advisory fees paid to parent totaled $50,000 for both the 2008 and 2007 quarters. Directors’ fees paid were $8,000 for both the 2008 and 2007 quarters and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $42,069 and $37,590 for the 2008 and 2007 quarters, respectively.

During the 2008 quarter, the Company’s Board of Directors declared cash dividends of $3,890,625 on the Company's preferred stock, which were paid out of the retained deficit of the Company on October 15, 2008. No dividends on the Company’s common stock were declared or paid during the quarter.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 (the “2008 period”) and September 30, 2007 (the “2007 period”), the Company reported net income of $10,140,328 and $13,469,876, respectively, a decrease of 24.7%. The decrease in net income is primarily attributable to a $2,672,422 increase in the provision for loan losses in the 2008 period as a result of deteriorating conditions in the housing market and the general economy.

Net interest income decreased $724,078 in the 2008 period. The Company recorded $18,902 in interest income for non-accrual loans in the 2008 period. The Company would have recorded an additional $291,559 in interest income for the 2008 period had its non-accrual loans been current in accordance with their original terms.

Total interest income was $13,780,562 for the 2008 period compared to $15,441,332 for the 2007 period, a decrease of 10.8%. Interest income on Residential Mortgage Loans totaled $13,773,452 for the 2008 period compared to $15,426,914 for the 2007 period, a decrease of 10.7%. The average balance of the Residential Mortgage Loan portfolio decreased to $298,496,353 in the 2008 period from $319,490,457 in the 2007 period. The average yield on those loans also decreased to 6.15% in the 2008 period from 6.44% in the 2007 period due to lower interest rates.

Other interest income of $7,110 and $14,418 was recognized on the Company’s interest-bearing deposits during the 2008 and 2007 periods, respectively.

During the period ended September 2007, the Company incurred interest expense totaling $936,692, related to the Company’s loan from the Bank. Because the loan from the Bank was repaid in full during 2007, the Company did not incur any interest expense during the 2008 period.

Provision for loan losses totaled $2,806,118 and $133,696 for the 2008 and 2007 periods, respectively. The increase reflected a significant increase in the Company’s non-accrual loans and charge-offs in the current period.

Operating expenses totaling $834,116 and $901,068 for the 2008 and 2007 periods, respectively, consisted of loan servicing fees paid to parent, advisory fees paid to parent, directors’ fees and general and administrative expenses. Loan servicing fees paid to parent decreased to $512,622 for the 2008 period from $584,511 for the 2007 period due to a decrease in the average balance of the Residential Mortgage Loan portfolio. Advisory fees paid to parent totaled $150,000 for both the 2008 and 2007 periods. Directors’ fees paid were $25,500 and $24,000 for the 2008 and 2007 periods, respectively, and represent compensation to the two independent members of the Board of Directors. General and administrative expenses totaled $145,994 and $142,557 for the 2008 and 2007 periods, respectively.

During the 2008 period, the Company’s Board of Directors declared cash dividends of $11,671,875 on the Company's preferred stock, which were paid out of the retained deficit of the Company.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

During the three months ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not involved in any material litigation.

ITEM 1A. Risk Factors

There were no additional material risks and no material changes from the risk factors described in the 2007 Form 10-K.

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

CHEVY CHASE PREFERRED CAPITAL CORPORATION

(Registrant)

November 13, 2008	By:	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Director, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

November 13, 2008	By:	/s/ JOEL A. FRIEDMAN
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three and nine months ended September 30, 2008 of Chevy Chase Preferred Capital Corporation;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

November 13, 2008	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three and nine months ended September 30, 2008 of Chevy Chase Preferred Capital Corporation;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

(c)  evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

November 13, 2008	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Executive Vice President, Treasurer
and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2008	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 13, 2008	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.

Executive Vice President, Treasurer

and Chief Financial Officer