Form 10-K/A
period 2007-12-31
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2008-11-14
CIK 1021179

_________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007	.

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which the Registrant previously filed with the Securities and Exchange Commission on March 24, 2008. The Registrant is filing this amendment for the sole purpose of including corrected CEO and CFO certifications, which contain information that had been inadvertently omitted from the CEO and CFO certifications included in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Bethesda, Maryland on

November 13, 2008.

CHEVY CHASE PREFERRED CAPITAL CORPORATION

By:     /s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman of the Board of Directors,

President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ ALEXANDER R.M. BOYLE	Director	November 14, 2008

Alexander R.M. Boyle

/s/ JOEL A. FRIEDMAN	Senior Vice President	November 14, 2008
Joel A. Friedman	and Controller
(Principal Accounting Officer)

/s/ STEPHEN R. HALPIN, JR.	Director, Executive Vice President	November 14, 2008
Stephen R. Halpin, Jr.	and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS H. MCCORMICK	Director, Executive Vice President	November 14, 2008
Thomas H. McCormick	and General Counsel

/s/ N. ALEXANDER MACCOLL, JR.	Director	November 14, 2008

N. Alexander MacColl, Jr.

/s/ H. GREGORY PLATTS	Director	November 14, 2008
H. Gregory Platts

/s/ B. FRANCIS SAUL II	Chairman of the Board of Directors,	November 14, 2008
B. Francis Saul II	President and Chief Executive Office
(Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this annual report on Form 10-K/A for the year ending December 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 14, 2008	/s/ B. FRANCIS SAUL II
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A for the year ending December 31, 2007 of Chevy Chase Preferred Capital Corporation;
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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
November 14, 2008	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the year ending December 31, 2007 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2008	/s/ B. FRANCIS SAUL II

B. Francis Saul II

Chairman and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K/A for the year ending December 31, 2007 (the “Report”). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2008	/s/ STEPHEN R. HALPIN, JR.

Stephen R. Halpin, Jr.

Director, Executive Vice President and

Chief Financial Officer