Form 10-Q/A
period 2008-06-30
CHEVY CHASE PREFERRED CAPITAL CORP
filed 2008-11-14
CIK 1021179

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which the Registrant previously filed with the Securities and Exchange Commission on August 11, 2008. The Registrant is filing this amendment for the sole purpose of including corrected CEO and CFO certifications, which contain information that had been inadvertently omitted from the CEO and CFO certifications included in the Form 10-Q.

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
Joel A. Friedman
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the three and six months ended June 30, 2008 of Chevy Chase Preferred Capital Corporation;
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
B. Francis Saul II
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A for the three and six months ended June 30, 2008 of Chevy Chase Preferred Capital Corporation;
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

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman and Chief Executive Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2008 (the "Report"). The undersigned hereby certifies that:

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

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Executive Vice President, Treasurer and Chief Financial Officer of Chevy Chase Preferred Capital Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2008 (the "Report"). The undersigned hereby certifies that:

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